Form 10-Q
period 2021-03-31
Altimar Acquisition Corp. II
filed 2021-06-01
CIK 1836176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-39994

ALTIMAR ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1571400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 West 57th Street

33rd Floor

New York, New York 10019

(Address of principal executive offices, including zip code)

(212) 287-6767

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	ATMR.U	New York Stock Exchange
Class A ordinary shares, $0.0001 par value	ATMR	New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ATMR WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of June 1, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ALTIMAR ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALTIMAR ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,651,431	$—
Prepaid expenses	1,007,641	—

Total current assets	2,659,072	—
Deferred offering costs	—	75,000
Cash and marketable securities held in the Trust Account	345,001,095	—

TOTAL ASSETS	$347,660,167	$75,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,803,562	$—
Accrued offering costs	253,607	50,000
Promissory note—related party	—	5,000

Total current liabilities	2,057,169	55,000
Warrant liability	35,903,054	—
Deferred underwriting fee payable	12,075,000	—

Total liabilities	50,035,223	55,000
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—29,262,494 and no shares at $10.00 per share redemption value as of March 31, 2021 and December 31, 2020, respectively	292,624,940	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 5,237,506 and no shares issued and outstanding (excluding 29,262,494 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	524	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	20,729,270	24,137
Accumulated deficit	(15,730,653)	(5,000)

Total shareholders’ equity	5,000,004	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,660,167	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating costs	$1,902,139

Loss from operations	(1,902,139)
Other income (expense)
Interest earned on marketable securities held in the Trust Account	1,095

Change in fair value of warrant liability	(13,069,538)
Transaction costs allocated to the Warrants	(755,071)

Other expense, net	(13,823,514)
Net loss	$(15,725,653)

Weighted average shares outstanding, redeemable Class A Ordinary Shares	34,500,000

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$—

Weighted average shares outstanding, non-redeemable Class B Ordinary Shares	8,125,000

Basic and diluted net loss per share, non-redeemable Class B Ordinary Shares	$(1.94)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of 34,500,000 Class A Ordinary Shares, net of underwriting discounts, offering costs and transaction costs allocated to warrant liability	34,500,000	3,450	—	—	313,327,147	—	313,330,597
Class A Ordinary Shares subject to possible redemption	(29,262,494)	(2,926)	—	—	(292,622,014)	—	(292,624,940)
Net loss	—	—	—	—	—	(15,725,653)	(15,725,653)

Balance—March 31, 2021	5,237,506	$524	8,625,000	$863	$20,729,270	$(15,730,653)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities
Net loss	$(15,725,653)
Adjustments to reconcile net loss to net cash used in operating activities
Interest expense on marketable securities held in the Trust Account	(1,095)
Change in fair value of warrant liability	13,069,538
Transaction costs allocated to the Warrants	755,071
Changes in operating assets and liabilities
Prepaid expenses	(1,007,641)
Accrued expenses	1,803,562

Net cash used in operating activities	(1,106,218)

Cash flows from investing activities
Investment of cash in the Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash flows from financing activities
Proceeds from sale of the Units	332,066,484
Underwriting discounts paid	(6,900,000)
Proceeds from sale of the Public Warrants	12,933,516
Proceeds from sale of the Private Placements Warrants	9,900,000
Repayment of promissory note—related party	(94,890)
Payment of offering costs	(147,461)

Net cash provided by financing activities	347,757,649

Net change in cash	1,651,431
Cash—beginning of period	—

Cash—end of period	$1,651,431

Non-cash investing and financing activities
Offering costs included in accrued offering costs	$203,607

Offering costs paid through promissory note	$89,890

Initial classification of Class A Ordinary Shares subject to possible redemption	$300,351,190

Change in value of Class A Ordinary Shares subject to possible redemption	$(7,726,250)

Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Altimar Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 7, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 (File No. 333-252260) (the “Registration Statement”) for the Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A Ordinary Shares (as defined below) and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, as described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,900,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Altimar Sponsor II, LLC (the “Sponsor”), generating gross proceeds of $9,900,000, as described in Note 4.

Transaction costs amounted to $19,490,958, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $515,958 of other offering costs. $755,071 of the transaction costs was expensed through the condensed statement of operation on the date of the Initial Public Offering.

Following the closing of the Initial Public Offering on February 9, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of the then issued and outstanding Public Shares, subject to certain limitations as described in the Registration Statement. The per-Public Share amount to be distributed to the Public Shareholders who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters in the Initial Public Offering (as discussed in Note 6). There will be no redemption rights in connection with a Business Combination with respect to the Warrants.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, or such other vote as required by applicable law or stock exchange rules. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, the Public Shareholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

Each of the Sponsor and the Company’s executive officers and directors have agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination prior to February 9, 2023 (the “Combination Period”) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-Public Share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the amount on deposit in the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company will have until February 9, 2023 to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares held by the Sponsor if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company fails to complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case, net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters in the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Warrants issued in connection with the Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts depending upon the characteristics of the holder of the Warrant. In addition, the warrant agreement includes a provision that, in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Warrants.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, “Contracts in Entity’s Own Equity.” ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on the Company’s management’s evaluation, the audit committee of the Company’s board of directors, in consultation with the Company’s management, concluded that the Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on the Company’s management’s evaluation, the audit committee of the Company’s board of directors, in consultation with the Company’s management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of February 9, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the Warrants and recognize changes in the fair value from the prior period in the Company’s results of operations for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in the Trust Account or cash.

	As Previously Reported	Adjustments	As Revised
Balance sheet as of February 9, 2021
Warrant liability	$—	$30,077,848	30,077,848
Class A Ordinary Shares subject to possible redemption	330,429,040	(30,077,848)	300,351,190
Class A Ordinary Shares	146	300	446
Additional paid-in capital	5,003,993	7,999,103	13,003,096
Accumulated deficit	(5,000)	(7,999,403)	(8,004,403)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus relating to the Initial Public Offering as filed with the SEC on February 5, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 16, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that, when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $19,490,958, of which $18,735,887 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $755,071 were expensed on the condensed statement of operations.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” The Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 29,262,494 and 0 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (the “FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.” The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC Topic 480, whether Warrants meet the definition of a liability pursuant to ASC Topic 480 and whether the Warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the Warrants are indexed to the Class A Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants was estimated using a Monte Carlo simulation approach (see Note 10).

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of (i) the Public Warrants issued in connection with the Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) the Private Placement Warrants since the inclusion of the Private Placement Warrants would be anti-dilutive.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period. Non-redeemable Class B Ordinary Shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator—earnings allocable to redeemable Class A Ordinary Shares Interest income	$1,095

Net earnings	$1,095
Denominator—weighted average redeemable Class A Ordinary Shares Redeemable Class A Ordinary Shares, basic and diluted	34,500,000
Earnings / basic and diluted redeemable Class A Ordinary Shares	$0.00
Non-redeemable Class A Ordinary Shares and Class B Ordinary Shares Numerator—net loss minus redeemable net earnings
Net loss	$(15,725,653)
Redeemable net earnings	(1,095)

Non-redeemable net loss	$(15,726,748)
Denominator—weighted average non-redeemable Class A Ordinary Shares and Class B Ordinary Shares
Non-redeemable Class A Ordinary Shares and Class B Ordinary Shares, basic and diluted	8,125,000
Loss / basic and diluted non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	$(1.94)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and the Company’s management believes the Company is not exposed to significant risks on such account.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

The Company sold 34,500,000 Units in the Initial Public Offering, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per Class A Ordinary Share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering and the underwriters’ full exercise of their over-allotment option, the Sponsor purchased an aggregate of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,900,000 in a private placement transaction. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per Class A Ordinary Share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 15, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 Class B Ordinary Shares. On January 28, 2021, the Sponsor transferred 25,000 Founder Shares to certain of the Company’s directors, resulting in the Sponsor holding 8,450,000 Founder Shares. The Founder Shares included an aggregate of up to 1,125,000 Founder Shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of the Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on February 9, 2021, the 1,125,000 Founder Shares are no longer subject to forfeiture.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred $20,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note—Related Party

On December 15, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $94,890 was repaid at the closing of the Initial Public Offering on February 9, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Registration and Shareholder Rights

Pursuant to a registration and shareholder rights agreement entered into on February 4, 2021, the holders of the Founder Shares, the Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of March 31, 2021, there were 5,237,506 Class A Ordinary Shares issued and outstanding, excluding 29,262,494 Class A Ordinary Shares subject to possible redemption. As of December 31, 2020, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of March 31, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B Ordinary Shares will have the right to vote on the election of directors prior to the Business Combination. Holders of the Class A Ordinary Shares and the Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law. In connection with a Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B Ordinary Shares will automatically convert into the Class A Ordinary Shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of the Class A Ordinary Shares issuable upon conversion of all of the Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of the Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding the Class A Ordinary Shares or equity-linked securities exercisable for or convertible into the Class A Ordinary Shares issued, deemed issued or to be issued to any seller of an interest in the target to the Company in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Working Capital Loans. In no event will the Class B Ordinary Shares convert into the Class A Ordinary Shares at a rate of less than one-to-one.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 9. WARRANT LIABILITY

As of March 31, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the Public Warrant is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Public Warrant unless the Class A Ordinary Share issuable upon such exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrant.

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that if the Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, but the Company will use its commercially reasonable efforts to register or qualify for sale the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, holders of Public Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each holder of the Warrant; and

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the holders of the Warrants.

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A Ordinary Shares;

•

if, and only if, the closing price of the Class A Ordinary Shares equal or exceeds $10.00 per Class A Ordinary Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption of the holders of the Warrants.

If the Company calls the Public Warrants for redemption, as described above, the Company’s management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of the Class A Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of the Class A Ordinary Shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to their Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A Ordinary Share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or holders of the Class B Ordinary Shares or their respective affiliates, without taking into account any Founder Shares held by the Sponsor, holders of the Class B Ordinary Shares or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A Ordinary Shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

As of March 31, 2021, there were 9,900,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects the Company’s management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2— Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3— Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

As of March 31, 2021, assets held in the Trust Account were comprised of $345,001,095 in money market funds, which are invested primarily in U.S. Treasury securities. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in the Trust Account	1	345,001,095
Liabilities:
Warrant liability—Public Warrants	3	$15,330,312
Warrant liability—Private Placement Warrants	3	$20,572,742

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value

ALTIMAR ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrants will be used as the fair value as of each relevant date.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of February 9, 2021 (Initial Measurement)	As of March 31, 2021
Stock price	$9.40	$9.67
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	40.0%	40.0%
Risk-free rate	0.72%	1.24%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021	17,144,332	12,933,516	30,077,848
Change in valuation inputs or other assumptions	3,428,410	2,396,796	5,825,206

Fair value as of March 31, 2021	20,572,742	15,330,312	35,903,054

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Altimar Acquisition Corp. II,” “our,” “us” or “we” refer to Altimar Acquisition Corp. II, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to Altimar Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

Overview

We are a blank check company incorporated in the Cayman Islands on December 7, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues through March 31, 2021. All activity from December 7, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $15,725,653, which consists of operating costs of $1,902,139, transaction costs allocated to the Warrants of $755,071 and a change in the fair value of warrant liability of $13,069,538, offset by interest income on marketable securities held in the Trust Account of $1,095.

Liquidity and Capital Resources

On February 9, 2021, we consummated the Initial Public Offering of 34,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000 as described in Note 3 to the condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement transaction to the Sponsor, generating gross proceeds of $9,900,000 as described in Note 4 to the condensed financial statements.

Following the Initial Public Offering, the full exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account. We incurred $19,490,958 in costs related to the Initial Public Offering, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $515,958 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $1,106,218. Net loss of $15,725,653 was affected by a change in fair value of warrant liability of $13,069,538, transaction costs allocated to the Warrants of $755,071 and interest earned on marketable securities held in the Trust Account of $1,095. Changes in operating assets and liabilities provided $795,921 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $345,001,095 (including approximately $1,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,651,431 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrant.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. We began incurring these fees on February 4, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred underwriting fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.

Warrant Liability

We account for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance in the FASB ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.” The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC Topic 480, whether Warrants meet the definition of a liability pursuant to ASC Topic 480 and whether the Warrants meet all of the requirements for equity classification under ASC Topic 815, including whether the Warrants are indexed to the Class A Ordinary Shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants was estimated using a Monte Carlo simulation approach.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” The Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating net income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable Class B Ordinary Shares is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable Class B Ordinary Shares outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to the Company’s revision of its February 9, 2021 audited balance sheet (the “Revision”) to reclassify the Warrants as derivative liabilities instead of as components of equity as described in Note 2 to the condensed financial statements, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In light of the material weakness identified and the related Revision described in Note 2 to the condensed financial statements, the Company plans to enhance its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements. The Company’s plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom the Company consults regarding complex accounting applications. The elements of its remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the additional risk factors set forth below. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

The Warrants are accounted for as liabilities, and the changes in value of the Warrants could have a material effect on our financial condition and results of operations.

On April 12, 2021, the staff of the SEC (the “Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”).” In light of the Staff’s statement and guidance in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” our management evaluated the terms of the warrant agreement entered into in connection with the Initial Public Offering and concluded that the Warrants include provisions that, based on the Staff’s statement, preclude the Warrants from being classified as components of equity. As a result, we have classified the Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our results of operations for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of the Warrants and that such gains or losses could be material.

In connection with the Revision, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for the Warrants and, if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and results of operations.

Following the issuance of the SEC Statement, and after consultation with our management team and our independent registered public accounting firm, the audit committee of our board of directors concluded that, in light of the SEC Statement, it was appropriate to revise our previously issued audited balance sheet as of February 9, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting, solely related to our accounting for the Warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timing filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On December 15, 2020, the Sponsor paid $25,000, or approximately $0.003 per Class B Ordinary Share, to cover certain offering and formation costs of the Company in consideration of 8,625,000 Class B Ordinary Shares. On January 28, 2021, the Sponsor transferred 25,000 Class B Ordinary Shares to certain of the Company’s directors, namely Kevin L. Beebe, Payne D. Brown, Richard M. Jelinek, Roma Khanna, Michael Rubenstein, Vijay K. Sondhi and Michael Vorhaus, resulting in the Sponsor holding 8,450,000 Class B Ordinary Shares. Of the 8,625,000 Class B Ordinary Shares outstanding, up to 1,125,000 Class B Ordinary Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters in the Initial Public Offering, so that the number of the Class B Ordinary Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares after the consummation of the Initial Public Offering. The underwriters exercised in full their over-allotment option in connection with the consummation of the Initial Public Offering and, as a result, 1,125,000 Class B Ordinary Shares were no longer subject to forfeiture. The Class B Ordinary Shares were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 9, 2021, the Company consummated the Initial Public Offering of 34,500,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units. Each Unit consists of one Class A Ordinary Share and one-fourth of one redeemable Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $345,000,000 to the Company. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on February 4, 2021.

Concurrently with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 9,900,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $9,900,000 to the Company. The Private Placement Warrants are identical to the Public Warrants included as part of the units sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, subject to certain limited exceptions set forth in the Registration Statement, (ii) may not (including the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants) be transferred, assigned or sold until thirty (30) days after the completion of the initial Business Combination, subject to certain limited exceptions set forth in the Registration Statement, (iii) may be exercised on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants, $345,000,000 was placed in the Trust Account, comprised of $338,100,000 of the proceeds from the Initial Public Offering and full exercise by the underwriters of their over-allotment option (which amount includes $12,075,000 of the underwriting deferred discounts and commissions) and $6,900,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $6,900,000 in underwriting discounts and commissions and $515,958 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of Altimar Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252260) filed with the Securities and Exchange Commission on February 1, 2021).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252260) filed with the Securities and Exchange Commission on February 1, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-252260) filed with the Securities and Exchange Commission on January 20, 2021).

4.4	Warrant Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.1	Investment Management Trust Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.2	Registration and Shareholder Rights Agreement, dated as of February 4, 2021, by and among Altimar Acquisition Corp. II, Altimar Sponsor II, LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.3	Private Placement Warrants Purchase Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Altimar Sponsor II, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.4	Letter Agreement, dated February 4, 2021, by and among Altimar Acquisition Corp. II, Altimar Sponsor II, LLC and Altimar Acquisition Corp. II’s executive officers and directors (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.5	Administrative Support Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Altimar Sponsor II, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.6	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Tom Wasserman (incorporated by reference to Exhibit 10.6 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.7	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Wendy Lai (incorporated by reference to Exhibit 10.7 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.8	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Kevin L. Beebe (incorporated by reference to Exhibit 10.8 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.9	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Payne D. Brown (incorporated by reference to Exhibit 10.9 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.10	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Richard M. Jelinek (incorporated by reference to Exhibit 10.10 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.11	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Roma Khanna (incorporated by reference to Exhibit 10.11 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.12	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Michael Rubenstein (incorporated by reference to Exhibit 10.12 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.13	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Vijay K. Sondhi (incorporated by reference to Exhibit 10.13 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

10.14	Indemnification Agreement, dated as of February 4, 2021, by and between Altimar Acquisition Corp. II and Michael Vorhaus (incorporated by reference to Exhibit 10.14 to the Form 8-K (File No. 001-39994) filed with the Securities and Exchange Commission on February 9, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTIMAR ACQUISITION CORP. II

Date: June 1, 2021	By:	/s/ Tom Wasserman
		Name:	Tom Wasserman
		Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: June 1, 2021	By:	/s/ Wendy Lai
		Name:	Wendy Lai
		Title:	Chief Financial Officer (Principal Financial Officer)