Form 10-Q
period 2021-06-30
Altimar Acquisition Corp. II
filed 2021-08-12
CIK 1836176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-39994
__________________
ALTIMAR ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)
__________________

Cayman Islands	98-1571400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40 West 57th Street
33rd Floor
New York, New York 10019
(Address of principal executive offices, including zip code)
(212) 287-6767
(Registrant’s telephone number, including area code)
__________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐
As of August 12, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. II
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALTIMAR ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,525,518	$—
Prepaid expenses	861,283	—
Total current assets	2,386,801	—
Deferred offering costs	—	75,000
Investments held in the Trust Account	345,006,396	—
TOTAL ASSETS	$347,393,197	$75,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$199,640	$—
Accrued offering costs	253,607	50,000
Promissory Note—related party	—	5,000
Total current liabilities	453,247	55,000
Warrant liability	23,361,318	—
Deferred underwriting fee payable	12,075,000	—
Total liabilities	35,889,565	55,000
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—30,650,363 and no shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	306,503,630	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,849,637 and no shares issued and outstanding (excluding 30,650,363 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	385	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	6,850,719	24,137
Accumulated deficit	(1,851,965)	(5,000)
Total shareholders’ equity	5,000,002	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$347,393,197	$75,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating (income) costs	$(1,331,651)	$570,488
(Income) loss from operations	(1,331,651)	570,488
Other income (expense)
Interest earned on investments held in the Trust Account	5,301	6,396
Change in fair value of warrant liability	12,541,736	(527,802)
Transaction costs allocated to the Warrants	—	(755,071)
Other income (expense), net	12,547,037	(1,276,477)
Net income (loss)	$13,878,688	$(1,846,965)
Weighted average shares outstanding, redeemable Class A Ordinary Shares	34,500,000	34,500,000
Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$—	$—
Weighted average shares outstanding, Class B Ordinary Shares	8,625,000	8,376,381
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$1.61	$(0.22)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000
Sale of 34,500,000 Class A Ordinary Shares, net of underwriting discounts, offering costs and transaction costs allocated to warrant liability	34,500,000	3,450	—	—	313,327,147	—	313,330,597
Class A Ordinary Shares subject to possible redemption	(29,262,494)	(2,926)	—	—	(292,622,014)	—	(292,624,940)
Net income (loss)	—	—	—	—	—	(15,725,653)	(15,725,653)
Balance—March 31, 2021	5,237,506	$524	8,625,000	$863	$20,729,270	$(15,730,653)	$5,000,004
Change in value of Class A Ordinary Shares subject to possible redemption	(1,387,869)	(139)			(13,878,551)		(13,878,690)
Net income (loss)	—	—	—	—	—	13,878,688	13,878,688
Balance—June 30, 2021	3,849,637	$385	8,625,000	$863	$6,850,719	$(1,851,965)	$5,000,002
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities
Net income (loss)	$(1,846,965)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income on investments held in the Trust Account	(6,396)
Change in fair value of warrant liability	527,802
Transaction costs allocated to the Warrants	755,071
Changes in operating assets and liabilities
Prepaid expenses	(861,283)
Accrued expenses	199,640
Net cash used in operating activities	(1,232,131)
Cash flows from investing activities
Investment of cash in the Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	325,166,484
Proceeds from sale of the Public Warrants	12,933,516
Proceeds from sale of the Private Placement Warrants	9,900,000
Repayment of the Promissory Note—related party	(94,890)
Payment of offering costs	(147,461)
Net cash provided by financing activities	347,757,649
Net change in cash	1,525,518
Cash—beginning of period	—
Cash—end of period	$1,525,518
Non-cash investing and financing activities
Offering costs included in accrued offering costs	$203,607
Offering costs paid through the Promissory Note	$89,890
Initial classification of Class A Ordinary Shares subject to possible redemption	$300,351,192
Change in value of Class A Ordinary Shares subject to possible redemption	$6,152,436
Deferred underwriting fee payable	$12,075,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below and, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Registration Statement on Form S-1 (File No. 333-252260) (the “Registration Statement”) for the Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A Ordinary Shares and the warrants included in the Units, the “Public Shares” and the “Public Warrants,” respectively), which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, as described in Note 3.
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting, or such other vote as required by applicable law or stock exchange rules. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, the Public Shareholders may elect to redeem their Public Shares without voting and, if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Company will have until February 9, 2023 to consummate a Business Combination. However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case, net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters in the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among others, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, the Company held $345,006,396 in a money market fund in the Trust Account. The Company did not have any cash equivalents as of December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $19,490,958, of which $18,735,887 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $755,071 were expensed on the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 30,650,363 and 0, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the inclusion of the Public Warrants and the Private Placement Warrants would be anti-dilutive because of the contingency associated with them.
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for the Class B Ordinary Shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period. Class B Ordinary Shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator—earnings allocable to redeemable Class A Ordinary Shares interest income	$5,301	$6,396
Net earnings	$5,301	$6,396
Denominator—weighted average redeemable Class A Ordinary Shares, basic and diluted	34,500,000	34,500,000
Earnings/Loss, basic and diluted redeemable Class A Ordinary Shares	$0.00	$0.00
Class B Ordinary Shares Numerator—net income (loss) minus redeemable net earnings
Net income (loss)	$13,878,688	$(1,846,965)
Redeemable net earnings	(5,301)	$(6,396)
Net income (loss)	$13,873,387	$(1,853,361)
Denominator—weighted average Class B Ordinary Shares
Class B Ordinary Shares, basic and diluted	8,625,000	8,376,381
Earnings/Loss, basic and diluted Class B Ordinary Shares	$1.61	$(0.22)
For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no redeemable and non-redeemable securities that are dilutive to the Company’s shareholders.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liability (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-6, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-6”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-6 effective as of January 1, 2021. The adoption of ASU 2020-6 did not have an impact on the Company’s financial statements as the Company did not hold convertible instruments prior to January 1, 2021.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
NOTE 3. INITIAL PUBLIC OFFERING
The Company sold 34,500,000 Units in the Initial Public Offering, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A Ordinary Share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per Class A Ordinary Share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering and the underwriters’ full exercise of their over-allotment option, the Sponsor purchased an aggregate of 9,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,900,000 in a private placement transaction. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per Class A Ordinary Share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000, respectively, in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet as of June 30, 2021.
Promissory Note—Related Party
On December 15, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $94,890 was repaid at the closing of the Initial Public Offering on February 9, 2021, at which point the Promissory Note was no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Operating Costs
For the three months ended June 30, 2021, the Sponsor agreed to absorb $1,700,000 in legal expenses previously incurred by the Company. Such reversal of expense is reflected in operating (income) costs on the condensed statements of operations.
NOTE 6. COMMITMENTS AND CONTINGENCIES
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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of June 30, 2021, there were 3,849,637 Class A Ordinary Shares issued and outstanding, excluding 30,650,363 Class A Ordinary Shares subject to possible redemption. As of December 31, 2020, there were no Class A Ordinary Shares issued or outstanding.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
The Class B Ordinary Shares will automatically convert into the Class A Ordinary Shares at the time of a Business Combination, or earlier at the option of the holders thereof, at a ratio such that the number of the Class A Ordinary Shares issuable upon conversion of all of the Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of the Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding the Class A Ordinary Shares or equity-linked securities exercisable for or convertible into the Class A Ordinary Shares issued, deemed issued or to be issued to any seller of an interest in the target to the Company in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of the Working Capital Loans. In no event will the Class B Ordinary Shares convert into the Class A Ordinary Shares at a rate of less than one-to-one.
NOTE 8. WARRANT LIABILITY
As of June 30, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Public Warrants expire or are redeemed, as specified in the warrant agreement; provided, however, that, if the Class A Ordinary Shares are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement for the registration, under the Securities Act, of the Class A Ordinary Shares issuable upon exercise of the Public Warrants, but the Company will use its commercially reasonable efforts to register or qualify for sale the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Public Warrants is not effective by the 60th day after the closing of a Business Combination, holders of Public Warrants may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
another exemption, but the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per Warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each holder of the Warrant; and
•if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the holders of the Warrants.
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
Redemption of the Warrants when the price per Class A Ordinary Share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:
•in whole and not in part;
•at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption; provided, however, that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A Ordinary Shares; and
•if, and only if, the closing price of the Class A Ordinary Shares equal or exceeds $10.00 per Class A Ordinary Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption of the holders of the Warrants.
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
As of June 30, 2021, there were 9,900,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects the Company’s management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:
•Level 1—Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2— Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•Level 3— Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
As of June 30, 2021, assets held in the Trust Account were comprised of $345,006,396 in money market funds, which are invested primarily in U.S. Treasury securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in the Trust Account	1	345,006,396
Liabilities:
Warrant liability—Public Warrants	1	$10,001,349
Warrant liability—Private Placement Warrants	3	$13,359,969
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement for which there are uncertainties involved. If factors or assumptions change, the estimated fair values could be materially different. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the ordinary shares. The expected volatility as of the closing date of the Initial Public Offering was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. As of June 30, 2021, the Public Warrants have detached from the Units and the Public Warrants were moved from Level 3 to Level 1. For periods subsequent to the detachment, the closing price of the Public Warrants will be used as the fair value as of each relevant date.
The following table provides quantitative information regarding Level 3 fair value measurements:

As of June 30, 2021
Stock price	$9.27
Strike price	$11.50
Term (in years)	5.0
Volatility	40.0%
Risk-free rate	1.05%
Dividend yield	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of February 9, 2021	$17,144,332	$12,933,516	$30,077,848
Change in valuation inputs or other assumptions	(3,784,363)	(2,932,167)	(6,716,530)
Fair value as of June 30, 2021	13,359,969	10,001,349	23,361,318
Fair value of the Warrants transferred out of Level 3	—	(10,001,349)	(10,001,349)
Fair value of Level 3 warrant liabilities as of June 30, 2021	$13,359,969	$—	$13,359,969

NOTE 10. SUBSEQUENT EVENTS

On July 16, 2021, the Company announced that it had entered into a definitive business combination agreement, dated as of July 15, 2021 (the “Business Combination Agreement”), by and among the Company, Fathom Holdco, LLC, a Delaware limited liability company (“Fathom”), Rapid Merger Sub, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Rapid Merger Sub”), and the other parties thereto. Pursuant to the terms of the Business Combination Agreement, among other things, Rapid Merger Sub will merge with and into Fathom, with Fathom as the surviving entity of the merger, and the Company will change its name to “Fathom Digital Manufacturing Corporation” and will be a publicly-traded industrial technology company that provides digital manufacturing services focused on prototype development and low volume production for blue chip corporate clients.

In connection with the proposed business combination pursuant to the terms of the Business Combination Agreement, the Company will combine with Fathom at an estimated $1.5 billion pro forma equity value. Cash proceeds in connection with the business combination will be funded through a combination of the Company’s cash held in the Trust Account and a $80 million fully committed, common stock private investment in public equity (the “PIPE Investment”) at $10.00 per share. As part of the PIPE Investment, an affiliate of the Sponsor agreed to subscribe for $10.0 million at $10.00 per share.

Effective as of July 14, 2021, a member of the Company’s board of directors entered into an employment agreement with HPS Investment Partners, LLC, an affiliate of the Sponsor, and, as a result, ceased to be “independent,” as defined in the listing standards of the New York Stock Exchange. Such member of the Company’s board of directors resigned from the Company’s nominating committee and compensation committee effective as of July 14, 2021 as a result of ceasing to be “independent.”

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Overview
We are a blank check company incorporated in the Cayman Islands on December 7, 2020 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our share capital, debt or a combination of cash, share capital and debt.
We expect to continue to incur significant costs in the pursuit of a Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues through June 30, 2021. All activity for the period from December 7, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net income of $13,878,688, which consists of the change in the fair value of warrant liability of $12,541,736, operating income of $1,331,651, and interest income on investments held in the Trust Account of $5,301.
For the six months ended June 30, 2021, we had a net loss of $1,846,965, which consists of operating costs of $570,488, transaction costs allocated to the Warrants of $755,071 and an increase in the fair value of warrant liability of $527,802, offset by interest income on investments held in the Trust Account of $6,396.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,232,131. Net loss of $1,846,965 was affected by an increase in the fair value of warrant liability of $527,802, transaction costs allocated to the Warrants of $755,071 and interest earned on investments held in the Trust Account of $6,396. Changes in operating assets and liabilities provided $(661,643) of cash for operating activities.
As of June 30, 2021, we had investments held in the Trust Account of $345,006,396 (including $6,396 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,525,518 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete a Business Combination, we would repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrant.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.
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
Net Income (Loss) Per Ordinary Share
We apply the two-class method in calculating net income (loss) per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A Ordinary Shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary Shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B Ordinary Shares is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A Ordinary Shares, by the weighted average number of Class B Ordinary Shares outstanding for the period.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-6, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-6 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-6 effective as of January 1, 2021. The adoption of ASU 2020-6 did not have an impact on our financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to our revision of our March 8, 2021 audited balance sheet (the “Revision”) to reclassify the Warrants as derivative liabilities instead of as components of equity as described in Note 2 to the condensed financial statements for the three months ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 as filed with the SEC on June 1, 2021 (the “March 2021 Quarterly Report”), a material weakness existed and our disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

Except as described below, there was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the related Revision described in Note 2 to the condensed financial statements for the three months ended March 31, 2021 included in the March 2021 Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our principal executive officer and our principal financial and accounting officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for the Public Warrants and the Private Placement Warrants. In addition, our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement in internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the March 2021 Quarterly Report. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the three months ended June 30, 2021. Unregistered sales of equity securities and use of proceeds during the three months ended March 31, 2021 are set forth in the March 2021 Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

ALTIMAR ACQUISITION CORP. II

Date: August 12, 2021	By:	/s/ Tom Wasserman
		Name:	Tom Wasserman
		Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 12, 2021	By:	/s/ Wendy Lai
		Name:	Wendy Lai
		Title:	Chief Financial Officer (Principal Financial Officer)