Form 10-Q
period 2021-09-30
Altimar Acquisition Corp. II
filed 2021-11-10
CIK 1836176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
__________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐
As of November 10, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. II
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Condensed Financial Statements.
ALTIMAR ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$331,112	$—
Prepaid expenses	744,813	—
Total current assets	1,075,925	—
Deferred offering costs	—	75,000
Investments held in the Trust Account	345,011,697	—
TOTAL ASSETS	$346,087,622	$75,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$259,896	$—
Accrued offering costs	3,607	50,000
Promissory Note—related party	—	5,000
Total current liabilities	263,503	55,000
Warrant liability	19,642,970	—
Deferred underwriting fee payable	12,075,000	—
Total liabilities	31,981,473	55,000
Commitments and Contingencies
Class A Ordinary Shares subject to possible redemption—34,500,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated surplus (deficit)	(30,894,714)	(5,000)
Total shareholders’ equity (deficit)	(30,893,851)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346,087,622	$75,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For theThree Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021
Operating (income) costs	$1,121,132	$1,691,620
(Income) loss from operations	1,121,132	1,691,620
Other income (expense)
Interest earned on investments held in the Trust Account	5,301	11,697
Transaction costs allocated to the Warrants	—	(755,071)
Change in fair value of warrant liability	3,718,348	3,190,546
Other income (expense), net	3,723,649	2,447,172
Net income (loss)	$2,602,517	$755,552
Weighted average shares outstanding, redeemable Class A Ordinary Shares	34,500,000	29,571,429
Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$0.06	$0.02
Weighted average shares outstanding, Class B Ordinary Shares	8,625,000	8,460,165
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.06	$0.02
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Surplus (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(24,137)	(31,645,266)	(31,669,403)
Net income (loss)	—	—	—	—	—	(1,846,965)	(1,846,965)
Balance—June 30, 2021	—	—	8,625,000	863	—	(33,497,231)	(33,496,368)
Net income (loss)	—	—	—	—	—	2,602,517	2,602,517
Balance—September 30, 2021	—	—	8,625,000	863	—	(30,894,714)	(30,893,851)
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash flows from operating activities
Net income (loss)	$755,552
Adjustments to reconcile net income (loss) to net cash used in operating activities
Interest income on investments held in the Trust Account	(11,697)
Transaction costs allocated to the Warrants	755,071
Change in fair value of warrant liability	(3,190,546)
Changes in operating assets and liabilities
Prepaid expenses	(744,813)
Accrued expenses	259,896
Net cash used in operating activities	(2,176,537)
Cash flows from investing activities
Investment of cash in the Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)
Cash flows from financing activities
Proceeds from sale of the Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of the Private Placement Warrants	9,900,000
Repayment of the Promissory Note—related party	(94,890)
Payment of offering costs	(397,461)
Net cash provided by financing activities	347,507,649
Net change in cash	331,112
Cash—beginning of period	—
Cash—end of period	$331,112
Non-cash investing and financing activities
Offering costs included in accrued offering costs	$3,607
Offering costs paid through the Promissory Note	$89,890
Deferred underwriting fee payable	$12,075,000
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the Company’s initial public offering (the “Initial Public Offering”) which is described below, subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination, and activities in connection with the proposed business combination with Fathom Holdco, LLC (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Transaction costs amounted to $19,490,958, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $515,958 of other offering costs. $755,071 of the transaction costs was expensed through the condensed statement of operation on the date of the Initial Public Offering. The remaining transaction costs were charged to equity.
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
September 30, 2021
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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

NOTE 1A. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management determined it should revise its previously reported condensed financial statements. The Company had previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management has concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities or operating results.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The impact of the revision on the Company's financial statements is reflected in the following table.

Balance Sheet as of February 9, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	300,351,190	44,648,810	345,000,000
Class A Ordinary Shares	446	(446)	—
Additional paid-in capital	13,003,096	(13,003,096)	—
Accumulated deficit	(8,004,403)	(31,645,268)	(39,649,671)
Total shareholders' equity (deficit)	5,000,002	(44,648,810)	(39,648,808)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.
The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 the Company held $345,011,697 in a money market fund in the Trust Account. The Company did not have any cash equivalents as of December 31, 2020.
Offering Costs
Offering costs consist of legal, accounting and underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $19,490,958, of which $18,735,887 were charged to Class A Ordinary Shares subject to possible redemption upon the completion of the Initial Public Offering and $755,071 were expensed on the condensed statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 and zero, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts carrying value of redeemable Ordinary Shares to equal the redemption value at the end of the reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021 the Class A Ordinary Shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Plus / (less) adjustments to carrying value:
Proceeds allocated to the Public Warrants	(12,933,516)
Class A Ordinary Shares issuance costs	(18,735,887)
Plus:
Accretion of carrying value to redemption value	31,669,403
Class A Ordinary Shares subject to possible redemption	$345,000,000

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was determined using the closing price of the Public Warrants, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of ordinary shares.
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the Warrants is contingent upon the occurrence of future events. Accretion associated with the redeemable shares of the Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Redeemable Class A Ordinary Shares
Numerator:
Allocation of net income (loss)	$2,082,014	$587,479
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	29,571,429
Basic and diluted net income (loss) per share	$0.06	$0.02

Class B Ordinary Shares
Numerator:
Allocation of net income (loss)	$520,503	$168,073
Denominator:
Basic and diluted weighted average shares outstanding	8,625,000	8,460,165
Basic and diluted net income (loss) per share	$0.06	$0.02
For the three and nine months ended September 30, 2021, basic and diluted shares are the same as there are no redeemable and non-redeemable securities that are dilutive to the Company’s shareholders.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, ”Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s condensed financial statements as the Company did not hold convertible instruments prior to January 1, 2021.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 4, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a sum of $10,000 per month for office space and secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000, respectively, in fees for these services, of which $10,000 is included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2021.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Business Combination Agreement

On July 15, 2021, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”), by and among the Company and Fathom Holdco, LLC to form "Fathom Digital Manufacturing Corporation" ("Fathom"), a publicly-traded industrial technology company that provides digital manufacturing services focused on prototype development and low volume production for blue chip corporate clients.

Pursuant to the transaction, the Company will combine with Fathom at an estimated $1.5 billion pro forma equity value. Cash proceeds in connection with the transaction will be funded through a combination of the Company’s cash in its Trust Account and a $80 million fully committed, common stock private investment in common equity at $10.00 per share.

The transaction will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class A Ordinary Shares are entitled to one vote for each Class A Ordinary Share. As of September 30, 2021, there were none issued and outstanding, excluding 34,500,000 Class A Ordinary Shares subject to possible redemption. As of December 31, 2020, there were no Class A Ordinary Shares issued or outstanding.
Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B Ordinary Shares, with a par value of $0.0001 per share. Holders of the Class B Ordinary Shares are entitled to one vote for each Class B Ordinary Shares. As of September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
NOTE 8. WARRANT LIABILITY
As of September 30, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
As of September 30, 2021, there were 9,900,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
•Level 2—Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•Level 3—Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
As of September 30, 2021, assets held in the Trust Account were comprised of $345,011,697 in money market funds, which are invested primarily in U.S. Treasury securities.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in the Trust Account	1	345,011,697
Liabilities:
Warrant liability—Public Warrants	1	$9,070,433
Warrant liability—Private Placement Warrants	3	$10,572,537
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
The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2021
Stock price	$9.85
Strike price	$11.50
Term (in years)	5.0
Volatility	16.5%
Risk-free rate	1.00%
Dividend yield	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of February 9, 2021	$17,144,332	$12,933,516	$30,077,848
Change in valuation inputs or other assumptions	(3,784,363)	(2,932,167)	(6,716,530)
Fair value of Warrants transferred out of Level 3	—	(10,001,349)	(10,001,349)
Fair value of Level 3 warrant liabilities as of June 30, 2021	$13,359,969	$—	$13,359,969
Change in valuation inputs or other assumptions	$(2,787,432)	$—	$(2,787,432)
Fair value of Level 3 Warrant Liabilities as of September 30, 2021	$10,572,537	$—	$10,572,537

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
NOTE 10. SUBSEQUENT EVENTS

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

Recent Developments

On July 15, 2021, the Company entered into a definitive business combination agreement (as it may be amended, restated, amended and restated or otherwise supplemented from time to time, the “Business Combination Agreement”), dated as of July 15, 2021, by and among the Company, Fathom Holdco, LLC, a Delaware limited liability company (“Fathom OpCo”), Rapid Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company, and the other parties thereto, a copy of which is filed as Exhibit 2.1 and incorporated herein by reference. The combined company will be known as Fathom Digital Manufacturing Corporation (“Fathom”).

Upon consummation of the transactions contemplated by the Business Combination Agreement, including, among other things, the domestication of the Company, the combined company, will be organized in an “Up-C” structure, in which substantially all of the assets and business of the combined company will be held by Fathom OpCo. The combined company’s business will continue to operate through Fathom OpCo.

Pursuant to the transactions contemplated by the Business Combination Agreement, the Company will combine with Fathom OpCo at an estimated $1.5 billion pro forma equity value. Merger consideration will consist of both shares of Fathom Class A common stock and cash consideration. Cash consideration will be funded through a combination of the Company’s cash in its Trust Account and a $80 million fully committed, common stock private investment in common equity at $10.00 per share.
The Company’s proposed business combination with Fathom OpCo is expected to close in the fourth quarter of 2021, subject to customary closing conditions as further described in the Business Combination Agreement.

Revision of Previously Issued Financial Statements

During the preparation of the Company's condensed financial statements as of September 30, 2021, management determined it should revise its previously reported condensed financial statements. At the closing of the Company’s Initial Public Offering, the Company determined, it had improperly valued the Class A Ordinary Shares subject to possible redemption. The Company previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control. Therefore, management concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities or operating results.
Results of Operations
We have neither engaged in any operations nor generated any revenues through September 30, 2021. All activity for the period from December 7, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination, and activities in connection with the proposed business combination with Fathom Holdco, LLC. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $2,602,517, which consists of the decrease in the fair value of warrant liability of $3,718,348, operating costs of $1,121,132, and interest income on investments held in the Trust Account of $5,301.
For the nine months ended September 30, 2021, we had a net income of $755,552, which consists of operating costs of $1,691,620 and transaction costs allocated to the Warrants of $755,071, offset by a decrease in the fair value of warrant liability of $3,190,546 and interest income on investments held in the Trust Account of $11,697.
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
For the nine months ended September 30, 2021, cash used in operating activities was $2,176,537. Net income of $755,552 was affected by a decrease in the fair value of warrant liability of $(755,071), transaction costs allocated to the Warrants of $(3,190,546) and interest earned on investments held in the Trust Account of $11,697. Changes in operating assets and liabilities used $484,917 of cash for operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $345,011,697 (including $11,697 of interest income) consisting of money market funds, which are invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had cash of $331,112 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.
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
Off-Balance Sheet Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.
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
Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies set forth below.

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
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. The Class A Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
The Company has two classes of ordinary shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective.

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
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in the Registration Statement and the quarterly report for the fiscal quarter ending March 31, 2021 ( the “March 2021 Quarterly Report"). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the six months ended September 30, 2021. Unregistered sales of equity securities and use of proceeds during the three months ended March 31, 2021 are set forth in the March 2021 Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit
2.1
Business Combination Agreement, dated as of July 15, 2021, by and among Altimar Acquisition Corp. II, Fathom Holdco, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to Altimar Acquisition Corp. II’s Current Report on Form 8-K filed on July 19, 2021).

10.1
Forfeiture and Support Agreement, dated as of July 15, 2021, by and among Altimar Sponsor II, LLC, the Altimar II Class B Holders party thereto, Altimar Acquisition Corp. II, Fathom Holdco, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to Altimar Acquisition Corp. II’s Current Report on Form 8-K filed on July 19, 2021).

10.2	Form of Subscription Agreement No. 1 (incorporated by reference to Exhibit 10.2 to Altimar Acquisition Corp. II’s Current Report on Form 8-K filed on July 19, 2021).

10.3	Form of Subscription Agreement No. 2 (incorporated by reference to Exhibit 10.3 to Altimar Acquisition Corp. II’s Current Report on Form 8-K filed on July 19, 2021).

10.4	Form of Fathom Voting and Support Agreement (incorporated by reference to Exhibit 10.4 to Altimar Acquisition Corp. II’s Current Report on Form 8-K filed on July 19, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

ALTIMAR ACQUISITION CORP. II

Date: November 10, 2021	By:	/s/ Tom Wasserman
		Name:	Tom Wasserman
		Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 10, 2021	By:	/s/ Wendy Lai
		Name:	Wendy Lai
		Title:	Chief Financial Officer (Principal Financial Officer)