Form 10-Q/A
period 2021-09-30
Altimar Acquisition Corp. II
filed 2021-11-23
CIK 1836176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q/A (Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐
As of November 23, 2021, 34,500,000 Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), and 8,625,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares” or the “Founder Shares”), were issued and outstanding.

ALTIMAR ACQUISITION CORP. II
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Restatement of Interim Condensed Financial Statements

Altimar Acquisition Corp. II (the "Company," "we," "our," or "us") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (the "Amended Quarterly Report") to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the "SEC"), on November 10, 2021 (the "Original Filing") to restate its (i) audited balance sheet as of February 9, 2021 (the "Post-Initial Public Offering Balance Sheet") filed with the SEC in a Current Report on Form 8-K on February 16, 2021 and (ii) unaudited interim condensed financial statements for the following periods: (x) as of and for the three months ended March 31, 2021, (y) as of and for the six months ended June 30, 2021 and (z) as of and for the nine months ended September 30, 2021 (clauses (i) and (ii) collectively, the "Affected Periods"), in order to account for a change in the accounting treatment for Class A Ordinary Shares subject to possible redemption. In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company. For a discussion of the restatement and the impact on the unaudited interim condensed financial statements, see Note 1A of Notes to Condensed Financial Statements included in Part I, Item 1 — Interim Condensed Financial Statements.

Disclosure Controls and Procedures

Management reassessed its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, and concluded that, due to the events that led to the Company's restatement of its Post-Initial Public Offering Balance Sheet and unaudited interim condensed financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, as described in Note 1A to the unaudited interim condensed financial statements, a material weakness existed and the Company's disclosure controls and procedures were not effective. For a description of the material weakness identified by management and management's plan to remediate the material weakness, see Part I, Item 4 — Controls and Procedures.

Items Amended in this Form 10-Q/A

Except as described herein, this Amended Quarterly Report on Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amended Quarterly Report on Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Original Filing and the Company's other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

•Part I, Item 1 — Financial Statements
•Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4 — Controls and Procedures
•Part II, Item 1A — Risk Factors

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amended Report pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
ii

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

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Operating (income) costs	$1,121,132	$1,691,620
(Income) loss from operations	1,121,132	1,691,620
Other income (expense)
Interest earned on investments held in the Trust Account	5,301	11,697
Transaction costs allocated to the Warrants	—	(755,071)
Change in fair value of warrant liability	3,718,348	3,190,546
Other income (expense), net	3,723,649	2,447,172
Net income (loss)	$2,602,517	$755,552
Weighted average shares outstanding, redeemable Class A Ordinary Shares	34,500,000	29,571,429
Basic and diluted net income (loss) per share, redeemable Class A Ordinary Shares	$0.06	$0.02
Weighted average shares outstanding, Class B Ordinary Shares	8,625,000	8,460,165
Basic and diluted net income (loss) per share, Class B Ordinary Shares	$0.06	$0.02
The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMAR ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In Capital	Accumulated Surplus (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000
Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(24,137)	(31,645,266)	(31,669,403)
Net income (loss)	—	—	—	—	—	(15,725,653)	(15,725,653)
Balance—March 31, 2021 (restated)	—	—	8,625,000	863	—	(47,375,919)	(47,375,056)
Net income (loss)	—	—	—	—	—	13,878,688	13,878,688
Balance—June 30, 2021 (restated)	—	—	8,625,000	863	—	(33,497,231)	(33,496,368)
Net income (loss)	—	—	—	—	—	2,602,517	2,602,517
Balance—September 30, 2021	—	$—	8,625,000	$863	$—	$(30,894,714)	$(30,893,851)
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

NOTE 1A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s unaudited interim condensed financial statements as of September 30, 2021, management determined it should restate its previously reported unaudited interim condensed financial statements. The Company had previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management has concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company's Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 as well as the audited balance sheet reported in the Current Report on Form 8-K filed as of February 9, 2021, the closing date of the Initial Public Offering (collectively, the "Prior Affected Periods"). Therefore, the Company, in consultation with its Audit Committee, concluded that the Prior Affected Periods should be restated to present all Class A Ordinary Shares subject to possible redemption in temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering as well as to restate net income (loss) per share. As such, the Company is reporting these restatements to the Prior Affected Periods in this Amended Quarterly Report.

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

There has been no change in the Company's total assets, liabilities or operating results.

The impact of the restatement on the Company's previously issued financial statements is reflected in the following tables.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported audited balance sheet as of February 9, 2021:

Balance Sheet as of February 9, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	$300,351,190	$44,648,810	$345,000,000
Class A Ordinary Shares	446	(446)	—
Additional paid-in capital	13,003,096	(13,003,096)	—
Accumulated deficit	(8,004,403)	(31,645,268)	(39,649,671)
Total shareholders' equity (deficit)	5,000,002	(44,648,810)	(39,648,808)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported unaudited balance sheet as of March 31, 2021:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	$292,624,940	$52,375,060	$345,000,000
Class A Ordinary Shares	524	(524)	—
Additional paid-in capital	20,729,270	(20,729,270)	—
Accumulated deficit	(15,730,653)	(31,645,266)	(47,375,919)
Total shareholders' equity (deficit)	5,000,004	(52,375,060)	(47,375,056)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

Three Months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Non-cash investing and financing activities
Initial classification of Class A Ordinary Shares subject to possible redemption	300,351,190	(300,351,190)	—
Change in value of Class A Ordinary Shares subject to possible redemption	(7,726,250)	7,726,250	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported unaudited balance sheet as of June 30, 2021:

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Class A Ordinary Shares subject to possible redemption	$306,503,630	$38,496,370	$345,000,000
Class A Ordinary Shares	385	(385)	—
Additional paid-in capital	6,850,719	(6,850,719)	—
Accumulated deficit	(1,851,965)	(31,645,266)	(33,497,231)
Total shareholders' equity (deficit)	5,000,002	(38,496,370)	(33,496,368)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company's previously reported unaudited statement of cash flows for the six months ended June 30, 2021:

ALTIMAR ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Six Months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Non-cash investing and financing activities
Initial classification of Class A Ordinary Shares subject to possible redemption	300,351,192	(300,351,192)	—
Change in value of Class A Ordinary Shares subject to possible redemption	6,152,436	(6,152,436)	—

The impact to the reported amounts of weighted average shares outstanding and the basic and diluted net income (loss) per share is presented below for the quarterly periods ended March 31, 2021 and June 30, 2021:

	Net Income (Loss) Per Share
Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding - Class A Ordinary Shares	34,500,000	(14,950,000)	19,550,000
Basic and diluted net income (loss) per share - Class A Ordinary Shares	$—	$(0.57)	$(0.57)
Weighted average shares outstanding - Class B Ordinary Shares	8,125,000	—	8,125,000
Basic and diluted net income (loss) per share - Class B Ordinary Shares	$(1.94)	$1.37	$(0.57)

	Net Income (Loss) Per Share
Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding - Class A Ordinary Shares	34,500,000	—	34,500,000
Basic and diluted net income (loss) per share - Class A Ordinary Shares	$—	$0.32	$0.32
Weighted average shares outstanding - Class B Ordinary Shares	8,625,000	—	8,625,000
Basic and diluted net income (loss) per share - Class B Ordinary Shares	$1.61	$(1.29)	$0.32

	Net Income (Loss) Per Share
Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Weighted average shares outstanding - Class A Ordinary Shares	34,500,000	(7,433,702)	27,066,298
Basic and diluted net income (loss) per share - Class A Ordinary Shares	$—	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B Ordinary Shares	8,376,381	—	8,376,381
Basic and diluted net income (loss) per share - Class B Ordinary Shares	$(0.22)	$0.17	$(0.05)
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Altimar Acquisition Corp. II,” “our,” “us” or “we” refer to Altimar Acquisition Corp. II, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to Altimar Sponsor II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Amended Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Amended Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.
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

Restatement of Previously Issued Financial Statements

During the preparation of the Company's unaudited interim condensed financial statements as of September 30, 2021, management determined it should restate its previously reported condensed financial statements for the Affected Periods. Management previously determined the Class A Ordinary Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary Shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management subsequently determined that the Class A Ordinary Shares issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company's control. Therefore, management concluded that the redemption value should include all the Class A Ordinary Shares subject to possible redemption, resulting in the Class A Ordinary Shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the Class A Ordinary Shares.

In connection with the change in presentation for the Class A Ordinary Shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to Class A and Class B Ordinary Shares. The presentation contemplates a Business Combination as the most likely outcome, in which case, both the Class A Ordinary Shares and the Class B Ordinary Shares share pro rata in the income (loss) of the Company.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, due to the events that led to the Company’s restatement of its Post-Initial Public Offering Balance Sheet and its unaudited interim condensed financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Restatement”) to properly account for the Class A Ordinary Shares subject to possible redemption as described in Note 1A to the unaudited interim condensed financial statements, a material weakness existed and the Company’s disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) an 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021 covered by this Amended Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the related Restatement described in Note 1A to the unaudited interim condensed financial statements, the Company plans to enhance its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements. The Company’s plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom the Company consults regarding complex accounting applications. The elements of its remediation plan can only be accomplished over time, and the Company can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Amended Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Registration Statement and the quarterly report for the fiscal quarter ending March 31, 2021 (the “March 2021 Quarterly Report"). Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

In connection with the Restatement, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to the classification of a portion of our Class A Ordinary Shares as permanent equity. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and results of operations.

As described elsewhere in this Amended Quarterly Report, subsequent to the original issuance of the Company’s unaudited interim condensed financial statements as of and for the three and nine months ended September 30, 2021, the Company identified an error in its previously issued financial statements for the Affected Periods: that a portion of its Class A Ordinary Shares were incorrectly classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial Business Combination only if the Company has net tangible assets of at least $5,000,001.

However, management recently re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of its Class A Ordinary Shares and upon such re-evaluation, management determined that the Class A Ordinary Shares include certain provisions that require classification of a portion of the Class A Ordinary Shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial Business Combination.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements and applicable stock exchange listing requirements, and investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures that we may take in the future, will be sufficient to avoid potential future material weaknesses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities during the nine months ended September 30, 2021. Unregistered sales of equity securities and use of proceeds during the three months ended March 31, 2021 are set forth in the March 2021 Quarterly Report.
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

ALTIMAR ACQUISITION CORP. II

Date: November 23, 2021	By:	/s/ Tom Wasserman
		Name:	Tom Wasserman
		Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 23, 2021	By:	/s/ Wendy Lai
		Name:	Wendy Lai
		Title:	Chief Financial Officer (Principal Financial Officer)