Form 10-K
period 2021-12-31
Fathom Digital Manufacturing Corp
filed 2022-04-08
CIK 1836176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39994

FATHOM DIGITAL MANUFACTURING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-1571400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive Hartland, WI	53029
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 367-8254

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FATH	New York Stock Exchange
Warrants to purchase Class A common stock	FATH.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock beneficially held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on March 28, 2022, was $67,287,574. Shares of the Class A common stock beneficially owned by each executive officer and director of the registrant and each holder of more than 10% of our Class A common stock have been excluded from this calculation because such persons may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2022, there were 50,785,656 shares of the registrant's Class A common stock outstanding and 84,294,971 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Annual Report on Form 10-K includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report). Refer to Note 1 “Nature of Business” and Note 2 "Significant Accounting Policies - Basis of Presentation" of the notes to our consolidated financial statements contained in this Annual Report for further information regarding the basis of presentation. See "Item 1. Business - Corporate Information" of this Annual Report for a description of the Business Combination, which was completed with Altimar Acquisition Corp. II on December 23, 2021. Throughout this Annual Report, references to “we,” “us,” and “our” refer to Fathom Digital Manufacturing Corporation ("Fathom" or the "Company") and its consolidated subsidiaries as the context so requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward looking statements.” Statements regarding our expectations regarding the business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary", “Item 1A. Risk Factors”, and "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

risk factor summary

The following is a summary of the risks and uncertainties that could adversely affect our business, financial condition and results of operations and should be read in conjunction with the complete discussion of risk factors set forth in "Item 1A. Risk Factors." Some of the factors could materially and adversely affect our business, financial conditions and results of operations include, but are not limited to the following:

•
we are subject to risks related to the ongoing COVID-19 pandemic and any future outbreaks of other highly infectious or contagious disease;
•
we face increasing competition in many aspects of our business;
•
we may not realize the anticipated benefits of our business acquisitions, and any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition;
•
if we are unable to manage our growth and expand our operations successfully, our reputation, brands, business and results of operations may be harmed;
•
our success depends on our ability to deliver on-demand manufacturing capabilities and custom parts that meet the needs of our customers and to effectively respond to changes in our industry;
•
our failure to meet our customers’ expectations regarding quick turnaround time, price or quality could adversely affect our business and results of operations;
•
we are subject to risks related to our dependency on our key management members and other key personnel, as well as attracting, retaining and developing qualified personnel in a highly competitive talent market;
•
we may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result;
•
we may be subject to cybersecurity risks and changes to data protection regulation;
•
our businesses are subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements;
•
we are subject to risks related to the Tax Receivable Agreement ("TRA");
•
unfavorable global economic conditions, including changes in inflation and interest rates, could adversely affect our business, financial condition or results of operations;
•
we may be subject to risks related to our status as an emerging growth company within the meaning of the Securities Act;
•
we are subject to the risks of our status as a “controlled company” within the meaning of the NYSE listing standards;
•
the grant of registration rights to certain of our investors and the future exercise of such rights may adversely affect the market price of our Class A common stock;
•
the volatility of our stock price as a result of being a recent de-SPAC IPO directly impacts the valuation of our warrants and earnout shares and could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss);
•
our management team has limited experience managing a public company;
•
we have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations which could have a material adverse effect on our business and stock price;
•
the effect of legal, tax and regulatory changes; and
•
other factors detailed under “Item 1A. Risk Factors” below.

Item 1. Business.

Throughout this Annual Report on Form 10-K, references to “we,” “us,” and “our” refer to Fathom Digital Manufacturing Corporation ("Fathom" or the "Company") and its consolidated subsidiaries as the context so requires.

Fathom, through our operating subsidiary Fathom Holdco, LLC (“Fathom OpCo” or "Predecessor"), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development to many of the largest and most innovative companies in the world. We have extensive expertise in both additive and traditional manufacturing, enabling our agile, technology-agnostic platform to blend manufacturing technologies and processes to deliver hybridized solutions designed to meet the specific needs of our customers. This flexible problem-solving approach empowers our customers to accelerate their product development cycles, reducing manufacturing lead times for low to mid-volume production.

We combine diverse, scaled manufacturing capabilities and deep technical know-how to enable our customers to get to market faster, putting their design and product goals above the manufacturing limitations often imposed by other service providers. We pair our expertise and manufacturing capabilities with a unified proprietary suite of software, which becomes an extension of the customer’s digital product development and low to mid-volume production threads. By continuously augmenting our software suite to stay in tune with evolving Industry 4.0 trends, we believe our platform is ideally suited to serve the product development and low-to mid-volume production parts needs of the largest and most innovative companies in the world.

Our differentiated strategy focuses on speed, problem solving, adaptive technical responsiveness, and a focus on manufacturing to meet customers’ design intent, allowing our customers to iterate faster and shorten their product development and production cycles from months to days.

Our deep technical expertise and integrated, software-driven approach underpin a comprehensive suite of capabilities, with over 25 unique manufacturing processes spread across 12 manufacturing facilities with nearly 450,000 square feet of manufacturing capacity in the United States ("U.S."). Our scale and breadth of offerings allows our customers to consolidate their supply chain and product development needs and to source through a single supplier. Fathom seamlessly blends in-house capabilities of 530+ advanced manufacturing systems across plastic and metal additive technologies (90+ industrial-grade systems), computer numerical control ("CNC") machining, injection molding and tooling, precision sheet metal fabrication, and design engineering, catering to a broad set of end markets. Fathom’s manufacturing technologies and capacity are further extended through utilization of a selected group of highly qualified suppliers who specialize in injection molding and tooling and CNC machining.

With over 35 years of industry experience, Fathom is at the forefront of the Industry 4.0 digital manufacturing revolution, serving customers in the technology, defense, aerospace, medical, automotive and IOT sectors. Fathom’s certifications include: International Organization for Standardization ("ISO") 9001:2015, ISO 13485:2016, AS9100:2016, NIST800-171 and International Traffic in Arms Regulations ("ITAR") registered.

Fathom is also a platform built for taking advantage of attractive future merger and acquisition opportunities. Fathom’s successful and proven acquisition strategy is enabled by our unique integration playbook including our proprietary software platform, which allows a streamlined integration of acquired companies.

Fathom’s business was founded in 1984 under the name Midwest Composite Technologies, LLC ("MCT"). Following the merger of MCT and Kemeera, LLC in 2019, the business was rebranded to operate under the “Fathom Digital Manufacturing” name and key technical capabilities were added in direct response to the needs of our largest and most innovative corporate customers. Today, Fathom is the result of the successful integration of 13 complementary companies, acquired over the past three years, creating a robust on-demand digital manufacturing platform with a proven array of additive and traditional manufacturing capabilities.

As a result of our scale and superior offerings, we have developed a loyal base of approximately 3,000 customers, including many of the largest and most innovative companies in the world, with excellent representation across Fortune’s 500 list. As of December 31, 2021, our customers included: (i) 7 of the top 10 aerospace companies, (ii) 4 of the top 10 automotive and electric vehicle companies, (iii) 4 of the top 10 consumer companies, (iv) 8 of the top 10 industrial companies, (v) 8 of the top 10 medical companies, and (vi) 7 of the top 10 technology companies. Over the year ended December 31, 2021, no single customer represented more than 5% of our total revenue.

Our target market consists of the highly fragmented U.S. low-to mid-volume manufacturing market of CNC machining, injection molding, precision sheet metal and additive manufacturing. This market is projected to grow from $25 billion in 2021 to $33 billion in 2025, fueled by growth in demand for additive manufacturing and continuation of the trend of customers increasingly outsourcing their product development prototyping and low-to mid-volume manufacturing needs.

Our People

Our employees are the foundation of Fathom’s enterprise and are essential to maintaining our business model and competitive advantages. As of December 31, 2021, we had 706 employees working across our U.S. locations. Our employees are distributed across functions, including engineering, production, sales, marketing, and general corporate functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good health. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based performance bonus awards.

The health and well-being of our employees are critical to our ongoing ability to operate and serve our customers. We are committed to ensuring the safety and well-being of our employees across each location and job function – this includes providing broad benefits to support their health and wellness needs. In order to address the challenges posed by COVID-19, we implemented a number of measures across our locations to ensure maximum protection for our employees and their families, including allowing remote work arrangements where possible. We continue to place the utmost importance on complying with governmental regulations and health authority guidance to ensure that the appropriate steps are taken to protect the well-being of all people engaged with our business.

Government Regulations

We are subject to various laws, regulations and permitting requirements of federal, state, and local authorities, including related to environmental and health and safety. We are also subject to various U.S. and foreign laws and regulations related to anti-corruption, data privacy, use and security, embargoes, sanctions, and trade and export controls, including those of the jurisdictions in which we operate, source from, or make sales to. We believe that we are in material compliance with all such laws, regulations, and permitting requirements. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding our business operations and activities may impede our growth, significantly increase our operating costs and impair our business, financial condition or results of operations.

Environmental Matters

We are subject to domestic environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal, and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling, and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air, or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials, and the health and safety of our employees. We are required to obtain environmental permits from governmental authorities for certain operations. The cost of complying with current and future environmental laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures.

Corporate Information

Fathom OpCo, a Delaware limited liability company, was formed in April 2021 for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries ("MCT Holdings") and holding a 100% interest in Incodema Holdings, LLC and its subsidiaries ("Incodema Holdings"). On April 30, 2021 Incodema Holdings and MCT Holdings were recapitalized through an exchange of equity pursuant to which each member of Incodema Holdings and each member of MCT Holdings exchanged their equity interests in Incodema Holdings and MCT Holdings, respectively, for equity interests in Fathom OpCo. As a result of this reorganization, each of Incodema Holdings and MCT Holdings are wholly owned subsidiaries of Fathom OpCo.

On December 23, 2021 (the “Closing Date”), Altimar Acquisition Corp. II, a blank check company incorporated as a Cayman Islands exempted company (“Altimar II”), domesticated as a Delaware corporation (the “Domestication”) and changed its name to “Fathom Digital Manufacturing Corporation.” Immediately following the Domestication, Fathom completed a business combination (the “Business Combination”) with Fathom OpCo pursuant to the terms of the Business Combination Agreement, dated as of July 15, 2021, as amended by Amendment No. 1 to Business Combination Agreement, dated as of November 16, 2021 (as so amended, the “BCA” or the “Business Combination Agreement”), by and among Altimar II, Fathom OpCo, Rapid Merger Sub, LLC, a direct, wholly owned subsidiary of Altimar II (“Merger Sub”), and the other parties thereto.

As part of the completion of the transactions contemplated by the Business Combination Agreement (the “Transactions,” and such completion, the “Closing”), Merger Sub merged with and into Fathom OpCo (the “Merger”), with Fathom OpCo being the surviving entity of the Merger. As a result of the Merger and the other Transactions, the combined company was organized in an “Up-C” structure, with Fathom now serving as the sole managing member of Fathom OpCo. Fathom OpCo is now owned in part by former public and private shareholders of Altimar II and in part by continuing equity owners of Fathom OpCo (the “Legacy Fathom Owners”). For a more detailed discussion of the Business Combination and the Transactions, see Fathom's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021.

Our mailing address is 1050 Walnut Ridge Drive, Hartland, WI 53029, and our telephone number is (262) 367-8254. Our Class A common stock is listed on the New York Stock Exchange under the symbol “FATH.” Unless the context requires otherwise, the words “Fathom,” “we,” “Company,” “us” and “our” refer to Fathom Digital Manufacturing Corporation and our consolidated subsidiaries.

Available Information

Our website is located at www.fathommfg.com, and our investor relations website is located at http://investors.fathommfg.com/. We file reports with the Securities and Exchange Commission ("SEC"), and copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investors.fathommfg.com/ and www.fathommfg.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.

The contents of, or information accessible through, our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K including, but not limited to, the sections entitled “Cautionary Note Regarding Forward-Looking Statements”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Business Risks

We face significant competition and expect to face increasing competition in many aspects of our business, which could cause our operating results to suffer.

The digital manufacturing industry in which we operate is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house production capabilities, other custom parts manufacturers, brokers of custom parts and additive manufacturing vendors, including those utilizing 3D printing processes. Moreover, some of our existing and potential competitors are researching, designing, developing and marketing other types of products and manufacturing capabilities. We also expect that future competition may arise from the development or improvement of allied or related techniques for digital manufacturing, including from the issuance of patents to other companies that may inhibit our ability to compete effectively. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom parts production. Third-party Computer Aided Design ("CAD") software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors, including 3D printer Original Equipment Manufacturers ("OEMs"). To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

Existing and potential competitors may have substantially greater financial, technical, marketing and sales, manufacturing, distribution and other resources and name recognition than us, as well as experience and expertise in intellectual property rights, any of which may enable them to compete effectively against us. For example, a number of companies that possess substantial resources have announced that they are beginning digital manufacturing initiatives, which will further strengthen the competition we face.

Though we plan to continue to expend resources to develop new technologies, processes and manufacturing capabilities, we cannot assure you that we will be able to maintain our current competitive position or continue to compete successfully against current and future sources of competition. Our challenge in developing new business opportunities is identifying custom parts for which our automated quotation and digital manufacturing processes offer an attractive value proposition, and we may not be able to identify any new custom parts categories with favorable economics similar to our existing offerings. If we do not keep pace with technological change, demand for our offerings may decline and our operating results may suffer.

Our success depends on our ability to deliver on-demand manufacturing capabilities and custom parts that meet the needs of our customers and to effectively respond to changes in our industry.

We derive almost all of our revenue from the manufacture and sale to our customers of quick-turn, low volume custom parts for prototyping, support of internal manufacturing and limited quantity product release up to mid volume production requirements. Our business has been and, we believe, will continue to be, affected by changes in our customers’ new product and product line introductions, requirements and preferences, rapid technological change and the emergence of new standards and practices, any of which could render our technology and manufacturing capabilities less attractive, uneconomical or obsolete. To the extent that our customers’ need for quick-turn to mid-volume production parts decreases significantly for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and manufacturing capabilities.

In particular, we plan to increase our research and development efforts and to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive project management platform and manufacturing processes, technology offerings and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts and technologies that we are able to manufacture and offer is of particular importance because limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources we devote to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our custom parts and manufacturing capabilities. Failures in this area could adversely impact our operating results and harm our reputation and brands. Even if we are successful in executing in this area, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies and manufacturing capabilities that are superior to ours.

Any failure to properly meet the needs of our customers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business and operating results and harm our competitive position.

Our failure to meet our customers’ expectations regarding quick turnaround time, price or quality could adversely affect our business and results of operations.

We believe many of our customers are facing increased pressure from global competitors to be first to market with their finished products, often resulting in a need for quick turnaround of custom parts. We believe our ability to quickly quote, manufacture and ship custom parts has been an important factor in our results to date. There are no guarantees we will be able to meet customers’ increasing expectations regarding quick turnaround time. If we fail to meet our customers’ expectations regarding turnaround time in any given period, our business and results of operations will likely suffer.

Demand for our custom parts and manufacturing capabilities is sensitive to price. We believe our competitive pricing has been an important factor in our results to date. Therefore, changes in our pricing strategies can have a significant impact on our business and ability to generate revenue. Many factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations in any given period, demand for our custom parts and manufacturing capabilities could be negatively impacted and our business and results of operations could suffer.

Most of our customers have a need for specific quality of quick-turn, on-demand custom parts. We believe our ability to create parts meeting our customers’ specifications and quality expectations is an important factor in our results to date. We cannot assure you that we will be able to continue to consistently manufacture custom parts that achieve the production specifications and quality that our customers expect. If we fail to meet our customers’ specifications and quality expectations in any given period, demand for our custom parts and manufacturing capabilities could be negatively impacted and our business and results of operations could suffer.

The strength of our brands is important to our business, and any failure to maintain and enhance our brands would hurt our ability to retain and expand our customer base as well as further penetrate existing customers.

Because our custom parts and manufacturing capabilities are sold primarily through our website, the success of our business depends upon our ability to attract new and repeat customers to our website in order to increase business and grow our revenue. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brands. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. If we are unable to successfully maintain and enhance our brands, this could have a negative impact on our business and ability to generate revenue.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

Attracting and retaining business from large enterprise customers is an element of our business strategy. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, less predictability in completing some of our sales and extended payment terms. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, the various technologies available and manufacturing capabilities, the longer period of time for large customers to evaluate and test our project management platform prior to making a purchase decision and placing an order, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, larger organizations may demand more customization, which would increase our upfront investment in the sales effort with no guarantee that these customers will seek to use our manufacturing capabilities widely enough across their organization to justify our substantial upfront investment. A portion of these customers may purchase our offerings on payment terms, requiring us to assume a credit risk for non-payment in the ordinary course of business. If we fail to effectively manage these risks associated with sales to large customers, our business, financial condition and results of operations may be affected.

Our business depends in part on our ability to process a large volume of new custom part designs from a diverse group of customers and successfully identify significant opportunities for our business based on those submissions.

We believe the volume of new custom part designs we process and the size and diversity of our customer base give us valuable insight into the needs of our prospective customers. We utilize this industry knowledge to determine where we should focus our development resources. If the number of new custom part designs we process or the size and diversity of our customer base decrease, our ability to successfully identify significant opportunities for our business and meet the needs of customers could be negatively impacted. In addition, even if we do continue to process a large number of new custom part designs and work with a significant and diverse customer base, there are no guarantees that any industry knowledge we extract from those interactions will be successfully utilized to help us identify significant business opportunities or better understand the needs of our existing or prospective customers.

Wage increases and pressure in certain geographies may prevent us from sustaining our competitive advantage and may reduce our profit margin.

Measures are being taken in the U.S. and globally to increase minimum wages, and there is a shortage of skilled labor in certain locations leading to increased wage pressure. Similarly, with an increased global focus on environmental, social and corporate-governance concerns and sustainability, input costs have been steadily rising. In addition, enhanced federally subsidized unemployment benefits during the ongoing COVID-19 pandemic may have been contributing to labor shortages at some of our facilities. Accordingly, we may need to increase the levels of labor compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and amount of labor that our business requires. To the extent that we are not able to control or recoup wage increases through our pricing, wage increases may reduce our margins and cash flows, which could adversely affect our business.

The loss of one or more key members of our management team or personnel, or our failure to attract, integrate and retain additional personnel in the future, could harm our business and negatively affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. High demand exists for senior management and other key personnel (including technical, engineering, product, finance and sales personnel) in the digital manufacturing industry. A possible shortage of qualified individuals in the regions where we operate might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. For example, our failure to attract and retain shop floor employees may inhibit our ability to fulfill production orders for our customers. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

All of our employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We generally enter into non-competition agreements with our employees and certain consultants. These agreements prohibit our employees and applicable consultants from competing directly with us or working for our competitors or customers while they work for us, and in some cases, for a limited period after they cease working for us. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees and applicable consultants work and it may be difficult for us to restrict our competitors from benefiting from the expertise that our former employees or consultants developed while working for us. If we cannot demonstrate that our legally protectable interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

Our growth strategy relies on business acquisitions. We may not realize the anticipated benefits of such acquisitions, and any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition.

Our business and customer base have been built in part through organic growth, but also through acquisitions of businesses that increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. We have completed 13 acquisitions during the last three years, and we intend to continue to aggressively pursue attractive opportunities to enhance or expand our offerings through acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to implement our growth strategy. For example, in December 2019, we acquired ICO Mold, LLC ("ICOMold") to enable us to expand our existing Search Engine Optimization ("SEO") and Search Engine Marketing ("SEM") capabilities. During 2020 and 2021, we completed six acquisitions that added CNC machining to our manufacturing capabilities, and three acquisitions that added precision sheet metal fabrication to our offerings. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We may not be able to successfully identify future acquisition opportunities or complete any such acquisitions if we cannot reach agreement on commercially favorable terms, if we lack sufficient resources to finance the transaction on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transactions from being completed.

Although we have substantial experience engaging in these types of transactions, such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	significant problems or liabilities associated with acquired businesses, assets or technologies, including increased intellectual property and employment-related litigation exposure;

•	acquisition of a significant amount of goodwill, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures or investments after we have expended resources on them, as well as divert our management’s attention. Any failure to successfully address these challenges or risks could disrupt our business and harm our operating results and financial condition. Moreover, any such transaction may not be viewed favorably by investors or other stakeholders.

If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We will also be required to record any goodwill or other long-lived asset impairment charges in the periods in which they occur, which could result in a significant charge to our earnings in any such period.

Achieving the expected returns and synergies from future acquisitions will depend, in part, upon our ability to integrate the products and services, technology, administrative functions and personnel of these businesses into our offering lines in an efficient and effective manner. We cannot assure you that we will be able to do so, that any acquired businesses will perform at levels and on the timelines anticipated by our management or that we will be able to realize these synergies. In addition, acquired technologies and intellectual property may be rendered obsolete or uneconomical by our own or our competitors’ technological advances. Management resources may also be diverted from operating our existing businesses to certain acquisition integration challenges. If we are unable to successfully integrate acquired businesses, our anticipated revenues and profits may be lower. Our profit margins may also be lower, or diluted, following the acquisition of companies whose profit margins are less than those of our existing businesses.

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs.

If we are unable to manage our growth and expand our operations successfully, our reputation and brands may be damaged, and our business and results of operations may be harmed.

Over the past several years, we have experienced rapid growth. For example, we have grown from 44 full-time employees as of October 31, 2018 to 706 full-time employees as of December 31, 2021. We expect this growth to continue and the number of facilities from which we operate to increase in the future. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing; and

•	successfully identify, recruit, hire, train, develop, maintain, motivate and integrate additional employees.

These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources. Furthermore, our growth has placed, and will continue to place, a strain on our operational, financial and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth and expansion could have a material adverse effect on our business, results of operations, financial condition, prospects, reputation and brands, including impairing our ability to perform to our customers’ expectations.

We may not timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business.

A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of customer submissions across geographic regions and to manufacture the related custom parts. This will require us to timely and effectively scale and adapt our existing technology, processes and infrastructure to meet the needs of our business. With respect to our website, project management platform and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographic regions. Similarly, our manufacturing automation technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related custom parts in a timely fashion to meet the needs of our customers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brands, result in lost revenue, and otherwise substantially harm our business and results of operations.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital when needed, our financial condition could be adversely affected and we may not be able to execute our growth strategy.

We intend to continue to make acquisitions and other investments to support our business growth and may require additional funds to respond to business challenges, including the need to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or manufacturing capabilities. Accordingly, we may need to obtain equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The New Credit Agreement and any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $20.6 million for the year ended December 31, 2019 to $152.2 million for the year ended December 31, 2021, we may not be able to maintain our historical rate of revenue growth. We believe that our continued revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customers, as well as attract new customers;

•	consistently execute on custom part orders in a manner that satisfies our customers’ product needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of custom parts we offer;

•	capitalize on customers’ product expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brands across geographic regions;

•	respond to changes in customers’ needs, technology and our industry;

•	react to challenges from existing and new competitors; and

•	respond to an economic recession which negatively impacts manufacturers’ ability to innovate and bring new products to market.

We cannot assure you that we will be successful in addressing the factors above and continuing to grow our business and revenue.

Errors or defects in the software we use or custom parts we manufacture could cause us to incur additional costs, lose revenue and business opportunities, damage our reputation and expose us to potential liability.

The sophisticated software we use and the often complex custom parts we manufacture may contain errors, defects or other performance problems at any point in the life of the software or custom parts. If errors or defects are discovered in our current or future software or in the custom parts we manufacture for customers, we may not be able to correct them in a timely manner or provide an adequate response to our customers. We may therefore need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those errors or defects. We may also experience an increase in our service and warranty costs. Particularly in the medical sector, errors or defects in our software or custom parts we manufacture could lead to claims by patients against us and our customers and expose us to lawsuits that may damage our and our customers’ reputations. Claims may be made by individuals or by classes of users. Our product liability and related insurance policies may not apply or sufficiently cover any product liability lawsuit that arises from defective software we may use or the custom parts we manufacture. Customers such as our collaboration partners may also seek indemnification for third party claims allegedly arising from breaches of warranties under our collaboration agreements.

Errors, defects or other performance problems in the software we use or custom parts we manufacture may also result in the loss of, or delay in, the market acceptance of our platform and digital manufacturing capabilities. Such difficulties could also cause us to lose customers and, particularly in the case of our largest customers, the potentially substantial associated revenue which would have been generated by our sales to companies participating in our customer supply chains. Technical problems, or the loss of a customer with a particularly important national or global reputation, could also damage our own business reputation and cause us to lose new business opportunities.

Interruptions to or other problems with our website, project management platform, information technology systems, manufacturing processes or other operations could damage our reputation and brands and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, security and availability of our website and interactive project management platform, information technology systems, manufacturing processes and other operations are critical to our reputation and brands, and to our ability to effectively service customers. Any interruptions or other problems that cause any of our website, interactive project management platform or information technology systems to malfunction or be unavailable, or negatively impact our manufacturing processes or other operations, may damage our reputation and brands, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of customers and potential customers accessing our website or project management platform or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn low to mid-volume manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these customers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our website and systems as well as managerial, customer service, sales, marketing and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying and rectifying problems with these aspects of our systems is to a large extent outside of our control.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our offerings and manufacturing processes as a result of system failures.

If a natural or man-made disaster strikes any of our manufacturing facilities, we may be unable to manufacture our products for a substantial period of time and our sales will decline.

We manufacture the majority of our products in 12 manufacturing facilities located in the U.S. and the rest is manufactured through our supply chain partners. These facilities and the manufacturing equipment we use would be costly to replace if damaged by a natural or man-made disaster, and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis, nuclear disasters, terrorist attacks, or as a result of the ongoing COVID-19 pandemic. In the event any of our facilities are affected by a disaster, we may:

•	be unable to meet the shipping deadlines of our customers;

•

experience disruptions in our ability to process submissions and generate quotations, manufacture and ship parts, provide marketing and sales support and customer service and otherwise operate our business, any of which could negatively impact our business;

•	be forced to rely on third-party manufacturers;

•	need to expend significant capital and other resources to address any damage caused by the disaster; and

•	lose customers and be unable to reacquire those customers.

Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If our present single or limited source suppliers become unavailable or inadequate, our customer relationships, results of operations and financial condition may be adversely affected.

We acquire substantially all of the manufacturing equipment and certain of our materials that are critical to the ongoing operation and future growth of our business from third parties. We do not have long-term supply contracts with any of our suppliers and operate on a purchase-order basis. While most manufacturing equipment and materials for our products are available from multiple suppliers, certain of those items are only available from single or limited sources. Should any of our present single or limited source suppliers for manufacturing equipment or materials become unavailable or inadequate, or impose terms unacceptable to us such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. Natural disasters, such as hurricanes or tornadoes, may affect our supply of materials, particularly resins, from time to time, and we may purchase larger amounts of certain materials in anticipation of future shortages or increases in pricing. In addition, if we were unable to find a suitable supplier for a particular type of manufacturing equipment or material, we could be required to modify our existing manufacturing processes and offerings to accommodate the situation. As a result, the loss of a single or limited source supplier could adversely affect our relationship with our customers and our results of operations and financial condition.

We are subject to payment-related risks.

We accept payments using a variety of methods, including credit card, customer invoicing, physical bank check and payment upon delivery. As we offer new payment options to our customers, we may be subject to additional regulations, compliance requirements and fraud risk. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards or electronic checks, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

Workplace accidents or environmental damage could result in substantial remedial obligations and damage to our reputation.

Accidents or other incidents that occur at our manufacturing and other facilities or involve our personnel or operations could result in claims for damages against us. In addition, in the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake expensive remedial obligations. The amount of any costs, including fines or damages payments that we might incur under such circumstances, could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

Interruptions, delays in service or inability to increase capacity at third-party data center facilities could adversely affect our business and reputation.

Our business, brands, reputation and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability of our project management platform, depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Amazon Web Services (“AWS”), Ace Cloud Hosting (“Ace”), and Right Networks (“Right Networks”) to host our main servers. We do not control the operation of any of AWS’, Ace’s or Right Networks’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting providers, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality or availability of our services.

Any damage to, or failure of, our systems, or those of our third-party providers, could interrupt or hinder the use or functionality of our website or project management platform. Resulting impairment of or interruptions of our business may reduce revenue, subject us to claims and litigation, cause customers to terminate their contracts and adversely affect our ability to attract new customers. If we are forced to switch hosting facilities for our main servers, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. Our business will also be harmed if customers and potential customers believe our systems are unreliable.

Industry Risks

The COVID-19 pandemic has adversely affected and could in the future adversely affect our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material. Further, the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of yet unknown magnitude or duration.

The COVID-19 pandemic has resulted in a widespread public health crisis and numerous significant disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures have materially impacted and may impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. Our operations are located in the U.S., and domestic and global measures taken in effort to contain the pandemic has caused disruptions at some of our manufacturing operations and facilities as well as supplier facilities. Further such disruptions could occur in the future, including outbreaks of other highly infectious or contagious disease and any such disruptions could materially adversely affect our business. The impact of the pandemic on our business has included and could in the future include:

•	disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;

•	reductions in our capacity utilization levels;

•

temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions, which adversely affect our ability to procure sufficient inventory to support customer orders;

•	temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in-place orders and travel restrictions within as well as into and out of countries;

•	restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures;

•	increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;

•	delays or limitations on the ability of our customers to perform or make timely payments;

•	reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;

•

workforce disruptions due to illness, quarantines, governmental actions, other restrictions and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including certain employees working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and

•	our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.

The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.

If demand for our offerings and manufacturing capabilities does not grow as expected, or if market adoption of digital manufacturing does not continue to develop, or develops more slowly than expected, our revenues may stagnate or decline and our business may be adversely affected.

The industrial manufacturing market, which today is dominated by conventional manufacturing processes that do not involve digital manufacturing technology, is undergoing a shift towards digital manufacturing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of digital manufacturing technologies or our offerings and manufacturing capabilities may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards digital manufacturing. If digital manufacturing technology does not continue to gain broader market acceptance as an alternative to conventional manufacturing processes, or if the marketplace adopts digital manufacturing technologies and capacities developed by our competitors, we may not be able to increase or sustain the level of sales of our offerings and our operating results would be adversely affected as a result.

We could face liability if our digital manufacturing solutions are used by our customers to print dangerous objects.

Customers may use our digital manufacturing offerings to produce parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that 3D printers were used to print guns or other weapons. We have little, if any, control or knowledge over the parts we manufacture for our customers using our offerings, and it may be difficult, if not impossible, for us to monitor and prevent customers from having certain components of weapons or other dangerous objects manufactured with our services. While we have never digitally manufactured weapons for customers, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon or other dangerous object containing a component part or parts manufactured for a customer using one of our offerings.

Because the digital manufacturing market is rapidly evolving, forecasts of market growth may not be accurate.

Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report on Form 10-K relating to the expected size and growth of the markets for digital manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report on Form 10-K, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including continued market adoption of our offerings, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K should not be taken as indicative of our future growth. In addition, these forecasts do not consider the impact of the ongoing global COVID-19 pandemic, and we cannot assure you that these forecasts will not be materially and adversely affected as a result.

Unfavorable global economic conditions and changes, including changes in inflation, interest rates and geopolitical matters, could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general economic conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. We have experienced pricing increases from our suppliers and we have increased compensation to our employees to help ensure employee retention. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products and higher interest rates could adversely affect the ability of our customers to invest in product innovation and development that generate demand for our custom parts. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, the ongoing trade war between the U.S. and China may impact the cost of raw materials, finished products or other materials used in our offerings and our ability to sell our offerings in China. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period our results of operations could be adversely affected.

Intellectual Property and Infrastructure-Related Risks

We may not be able to adequately protect or enforce our intellectual property rights, which could impair our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, licenses, trademarks and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes or invent around our patents. We cannot assure you that any of our existing or future patents will not be challenged or invalidated in court or patent office proceedings that could be time-consuming, expensive and distract us from operating our business. In addition, competitors could circumvent our patents by inventing around them. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our proprietary technology, our competitors may be able to offer product lines similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower revenue or gross margin, which would adversely affect our net income.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings. Our failure to expand our intellectual property portfolio could adversely affect the growth of our business and results of operations.

We may incur substantial expense and costs in protecting, enforcing and defending our intellectual property rights against third parties. Intellectual property disputes may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel and by increasing our costs of doing business. Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from providing our offerings to customers, subject us to injunctions prohibiting or restricting our sale of our offerings, or require us to redesign our offerings, causing severe disruptions to our operations or the marketplaces in which we compete or require us to satisfy indemnification commitments with our customers, including contractual provisions under various license arrangements. In addition, we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our offerings. Any of these could have an adverse effect on our business and financial condition.

Patent applications in the U.S and most other countries are confidential for a period of time until they are published, and the publication of discoveries in scientific or patent literature typically lags actual discoveries by several months or more. As a result, the nature of claims contained in unpublished patent filings around the world is unknown to us, and we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications or that we were the first to file patent applications covering such inventions. Furthermore, it is not possible to know in which countries patent holders may choose to extend their filings under the Patent Cooperation Treaty or other mechanisms.

In addition, we may be subject to intellectual property infringement claims from individuals, vendors and other companies, including those that are in the business of asserting patents, but are not commercializing products or services in the field of digital manufacturing, or our customers may seek to invoke indemnification obligations to involve us in such intellectual property infringement claims. Furthermore, although we maintain certain procedures to screen custom parts we manufacture on behalf of customers for infringement on the intellectual property rights of others, we cannot be certain that our procedures will be effective in preventing any such infringement. Any third-party lawsuits or other assertion to which we are subject, alleging infringement of trademarks, patents, trade secrets or other intellectual property rights either by us or by our customers may have a significant adverse effect on our financial condition.

Cybersecurity risks and cyber incidents, including cyber-attacks, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition and operating results.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us due to our substantial reliance on information technology. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. As a result of the generally increasing frequency and sophistication of cyber-attacks, and our substantial reliance on technology, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, causing our business and results of operations to suffer. Our reliance on information technology is substantial, and accordingly the risks posed to our information systems, both internal and those provided by third-party service providers are critical. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

Those risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our and our customers’ proprietary business information and intellectual property, and personally identifiable information of our employees and customers, that we collect and store in our data centers and on our networks. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of employee, customer or other personally identifiable or our or our customers’ proprietary business data, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm.

Our proprietary digital manufacturing software contains third-party open source software components. Our use of such open source software may expose us to additional risks and harm our intellectual property and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our offerings.

Our proprietary digital manufacturing software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public; however, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. As is standard practice among technology companies, Fathom leverages open source software in the development of its internal software. Open source software is commonly used as a foundation to which Fathom develops upon, allowing us to customize the software based on the specific needs of Fathom. This approach enables faster development of high quality software. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the open source software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs or discontinue the sale of certain of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our proprietary software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Compliance-Related Risks

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of the types of custom parts we manufacture or may manufacture in the future. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel and personal privacy apply to the Internet and e-commerce, especially where these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are being interpreted by the courts and their applicability and reach are therefore uncertain. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the U.S., Europe and elsewhere, including the General Data Protection Regulation ("GDPR") in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020, create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

Our business involves the use of hazardous materials, and we and our suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us and our suppliers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, federal, state or local authorities may curtail the use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation and brands may be harmed.

If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the parts we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization ("ISO"), 9001:2015 for our injection molding facilities and the AS9100:2016 standard for our CNC-machining facilities in Hartland, WI, Pflugerville, TX, Tempe, AZ, Newark, NY. We conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100:2016 standard for our metals manufacturing in Hartland, WI, Pflugerville, TX, Tempe, AZ, and Newark, NY. We conform to the ISO 9001:2015 for our sheet metal custom parts and the AS9100:2016 standards for our CNC-machined custom parts in Hartland, WI, Pflugerville, TX, Tempe, AZ, and Newark, NY. We also conform to international standard ISO 9001:2015 at our manufacturing facilities in Hartland, WI, Oakland, CA, Newark, NY, Pflugerville, TX, Denver, CO, Round Rock, TX, Tempe, AZ, Miami Lakes, FL, and Elk Grove, IL. We conform to the NIST800-171 standard at our facilities in Oakland, CA and Tempe, AZ. We conform to the ITAR standard at our facilities in Hartland, WI, Oakland, CA, Ithaca, NY, Denver, CO, Tempe, AZ, and Newark, NY. Additionally, we conform to international standard ISO 13485 at our manufacturing facilities in Round Rock, TX and Miami Lakes, FL. If any system inspection reveals that we are not in compliance with applicable standards, registrars may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our digital manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

We are subject to environmental laws and regulations governing our manufacturing operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials, and the health and safety of our employees. Under these laws, regulations and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake extensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict and joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances, could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition and results of operations.

We are subject to anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal and administrative penalties and harm our reputation.

We service customers located in a number of countries throughout the world. Doing business with foreign customers subjects us to U.S. and other anti-corruption laws and regulations imposed by governments around the world with jurisdiction over such commerce with foreign customers, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. Failure to comply with these anti-corruption laws and regulations could subject us to civil, criminal, and administrative penalties and harm our reputation. We are also subject to various U.S., international, and regional trade laws, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our commerce with foreign customers. We are also subject to embargoes, sanctions, and trade and export controls imposed by the U.S. and other governments restricting or prohibiting sales to or transactions with specific persons or jurisdictions or the provision of certain items, based on their classification, to certain jurisdictions or persons or for certain end use purposes. Failure to comply with these embargoes, sanctions, and trade and export controls could subject us to civil, criminal and administrative penalties and harm our reputation. These embargoes, sanctions, and trade and export controls can change rapidly with little to no notice, and therefore, our current and future offerings could become subject to heightened restrictions, which could increase our compliance costs and our risks of potential non-compliance in these areas.

Risks of Being a Public Company

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect its ability to attract and retain qualified board members.

As a public company listed in the U.S., we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and any rules promulgated thereunder, as well as the rules of The New York Stock Exchange ("NYSE"). The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on its systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition or results of operations.

We have identified material weaknesses in our internal control over financial reporting, resulting from pervasive control deficiencies in our IT general controls and process level controls. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

We are required to comply with the SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until our Annual Report on Form 10-K for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS") Act.

As previously disclosed in our registration statements on Form S-1/A filed with the SEC on January 27, 2022, we identified material weaknesses in our internal control over financial reporting relating to the following:

•
Our Information Technology General Controls (“ITGC”) intended to restrict access to data and applications were not adequate resulting in inappropriate access and improper segregation of duties at both the system (pervasive) and end user levels across multiple applications. The Company did not maintain a fully integrated financial consolidation and reporting system, and as a result, extensive manual analyses, reconciliations, and adjustments were required in order to produce materially correct financial statements for external reporting purposes;
•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the determination of appropriate cut-off, classification and presentation of accounts and disclosures in the financial statements; and
•
We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Management is working to remediate the material weaknesses by hiring additional qualified accounting and financial reporting personnel, implementing an advanced Enterprise Resource Planning ("ERP") system, improving contract terms and support for revenue recognition, and further evolving our accounting processes. We may not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our stock price.

The CORE Investors have substantial influence over our management and policies, and their interests may conflict with ours or yours in the future.

CORE Industrial Partners Fund I, L.P. and CORE Industrial Partners Fund I Parallel, L.P. (the "CORE Investors") beneficially own approximately 63.1% of our Class A common stock and Class B common stock, which will generally vote together as a single class on matters submitted to a vote of our stockholders, including the election of directors. As a result, the CORE Investors have the ability to influence our business and affairs through their ability to control matters generally submitted to our stockholders for approval, including the election of directors, “negative control” rights through their ownership of our common stock combined with certain supermajority voting provisions of our certificate of incorporation (our "Charter") and amended and restated bylaws (our "Bylaws"), and the provisions in the Investor Rights Agreement described below. If the other holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, unless for cause and then only upon the affirmative vote of holders of 66-2⁄3% of our outstanding Class A common stock and Class B common stock, voting as a single class.

In addition, in connection with the Business Combination, we entered into the Investor Rights Agreement with the CORE Investors which provides for an initial ten-person board of directors, consisting of nine individuals designated by the CORE Investors, and one independent director mutually agreed by the CORE Investors and Altimar Sponsor II, LLC (the "Sponsor"). The CORE Investors have certain continued nomination rights for a number of directors ranging from the majority of the board of directors to one director, while they beneficially own shares of common stock in excess of certain ownership percentage of the amount owned by the CORE Investors at the closing of the Business Combination ("Closing"), as determined in accordance with the Investor Rights Agreement. In addition, for so long as the CORE Investors beneficially own shares of common stock representing at least 5% of the amount owned by the CORE Investors at Closing, the CORE Investors will have the right to designate a person to attend meetings of our board (including any meetings of any committees thereof) in a non-voting observer capacity. See “Certain Relationships and Related Party Transactions, and Director Independence —Investor Rights Agreement” for more details with respect to the Investor Rights Agreement.

The CORE Investors and their affiliates engage and will continue to engage in a broad spectrum of activities, including investments in the manufacturing and industrial industries generally, and engage and may continue to engage in the same or similar activities or related lines of business as those in which we are engaged or may engage in, directly or indirectly. In the ordinary course of their business activities, the CORE Investors and their affiliates may engage in activities in which their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or partners of ours. Our Charter provides that none of the CORE Investors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The CORE Investors and their affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, the CORE Investors and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

Since we are a “controlled company” for purposes of the corporate governance requirements of the NYSE, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Since we are a “controlled company” for purposes of the corporate governance requirements of the NYSE, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. If we choose to take advantage of any or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide.

Under SEC Rules, we are an “emerging growth company” and a “smaller reporting company” and the reduced SEC disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

As a new public company, we are an emerging growth company, as defined in the JOBS Act. As an emerging growth company we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more (as adjusted for inflation); (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Fathom; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•

exemptions from the requirements of holding a nonbinding advisory vote of stockholders on executive compensation, stockholder approval of any golden parachute payments not previously approved and having to disclose the ratio of the compensation of our chief executive officer to the median compensation of our employees.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

In order to satisfy our obligations as a public company, we will need to hire qualified accounting and financial personnel with appropriate public company experience.

As a new public company, we will need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and retain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from research and development efforts.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

Following the Business Combination, the per share price of the Class A common stock or the price per Warrant may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

Because we became a publicly traded company by means other than a traditional underwritten initial public offering, the Company’s stockholders may face additional risks and uncertainties.

Because we became a publicly traded company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of the Company’s Class A common stock or warrants to purchase shares of Class A common stock ("the Warrants"), and, accordingly, the Company’s stockholders do not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Although Altimar II performed a due diligence review and investigation of Fathom in connection with the Business Combination, the lack of an independent due diligence review and investigation in connection with that process increases the risk of investment in the Company because Altimar II’s due diligence review and investigation may not have uncovered facts that would be important to a potential investor.

In addition, because the Company did not become a publicly traded company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of the Company. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of the Company than they might otherwise be if the Company became a publicly traded company by means of a traditional underwritten initial public offering because they may be less familiar with the Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Company’s Class A common stock could have an adverse effect on the Company’s ability to develop a liquid market for the Company’s Class A common stock.

Risks Related to our Structure and Governance

Delaware law, our Charter and our Bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Charter and the Delaware General Corporation Law ("DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of Fathom’s Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in management. Among other things, our Charter and Bylaws include provisions regarding:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board;

•

the ability of our board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the limitation of the liability of, and the indemnification of, Fathom’s directors and officers;

•

the right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board;

•	the requirement that directors may only be removed from our board for cause;

•

the requirement that a special meeting of stockholders may be called only by our board or the chairman of our board, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	controlling the procedures for the conduct and scheduling of our board and stockholder meetings;

•

the ability of our board to amend the Bylaws, which may allow our board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the Bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the composition of our board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board or management.

In addition, as a Delaware corporation, Fathom generally is subject to provisions of Delaware law, including the DGCL, although Fathom has elected not to be governed by Section 203 of the DGCL.

Any provision of our Charter, our Bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of Fathom’s capital stock and could also affect the price that some investors are willing to pay for Fathom’s common stock.

In addition, the provisions of the Investor Rights Agreement, as described herein, provide the stockholders party thereto with certain board representation and other consent rights that could also have the effect of delaying or preventing a change in control.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Fathom’s stockholders, which could limit Fathom’s stockholders’ ability to obtain a favorable judicial forum for disputes with Fathom or its directors, officers or other employees.

The Charter provides that, unless Fathom consents in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of Fathom, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of Fathom to Fathom or Fathom’s stockholders, or any claim for aiding and abetting such alleged breach, (c) any action asserting a claim against Fathom or any current or former director, officer, other employee, agent or stockholder of Fathom (i) arising pursuant to any provision of the DGCL, our Charter (as it may be amended or restated) or our Bylaws or (ii) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (d) any action asserting a claim against Fathom or any current or former director, officer, other employee, agent or stockholder of Fathom governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (a) through (b), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XI of our Charter will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Further, Section 22 of the Securities Act of 1933, as amended ("Securities Act"), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by that act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce this forum selection provision as written as to claims arising under the Securities Act.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Fathom or its directors, officers, stockholders, agents or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Fathom may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect Fathom’s business, financial condition and results of operations and result in a diversion of the time and resources of Fathom’s management and board of directors.

Our Charter does not limit the ability of the CORE Investors to compete with us.

The CORE Investors and their affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the CORE Investors and their affiliates may engage in activities where their interests conflict with Fathom’s interests or those of its stockholders. Our Charter provides that none of the CORE Investors, any of their affiliates or any director who is not employed by Fathom (including any non-employee director who serves as one of its officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which Fathom operates. The CORE Investors and their affiliates also may pursue, in their capacities other than as directors of Fathom, acquisition opportunities that may be complementary to Fathom’s business, and, as a result, those acquisition opportunities may not be available to Fathom. In addition, the CORE Investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

We are a holding company and our only material asset is our interest in Fathom OpCo, and we are accordingly dependent upon distributions made by Fathom OpCo to pay dividends, taxes, and other expenses, including payments under the Tax Receivable Agreement ("TRA").

We are a holding company with no material assets other than our Class A common units in Fathom OpCo ("New Fathom Units"). As a result, Fathom has no independent means of generating revenue or cash flow. Our ability to pay taxes, and other expenses, including payments under the TRA, described in Note 21 - Income Taxes within our consolidated financial statements, will depend on the financial results and cash flows of Fathom OpCo and its subsidiaries and the distributions we receive from Fathom OpCo. Deterioration in the financial condition, earnings or cash flow of Fathom OpCo and its subsidiaries for any reason could limit or impair Fathom OpCo’s ability to pay such distributions. Additionally, to the extent that we need funds and Fathom OpCo and/or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Fathom OpCo and/or its subsidiaries are otherwise unable to provide such funds, it could materially adversely affect Fathom’s liquidity and financial condition.

Subject to the discussion herein, Fathom OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of New Fathom Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Fathom OpCo. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of Fathom Holdco, LLC, dated as of December 23, 2021 (the "Fathom Operating Agreement"), Fathom OpCo is obligated to make tax distributions to holders of the New Fathom Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the TRA, which could be significant, and some of which will be reimbursed by Fathom OpCo (excluding payment obligations under the TRA). We intend to cause Fathom OpCo to make ordinary distributions and tax distributions to holders of New Fathom Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments by us under the TRA and dividends, if any, declared by us. However, as discussed above, Fathom OpCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Fathom OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Fathom OpCo’s or its subsidiaries’ debt agreements, or any applicable law, or that would have the effect of rendering Fathom OpCo or a subsidiary insolvent. To the extent that Fathom is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the TRA, which could be substantial.

Additionally, although Fathom OpCo and its subsidiaries generally will not be subject to any entity-level U.S. federal income tax, they may be liable for audit adjustments to prior year tax returns, absent an election to the contrary. In the event Fathom OpCo’s calculations of taxable income are incorrect, Fathom OpCo, its subsidiaries and/or their respective owners, including us, in later years may be subject to material liabilities as a result of such audits.

If Fathom OpCo were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution by Fathom OpCo could be substantially reduced and the value of our common stock could be adversely affected.

An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes (such as Fathom OpCo) may nonetheless be treated as, and taxable as, a corporation if it is a “publicly traded partnership” unless an exception to such treatment applies. An entity that would otherwise be classified as a partnership for U.S. federal income tax purposes will be treated as a “publicly traded partnership” if interests in such entity are traded on an established securities market or interests in such entity are readily tradable on a secondary market or the substantial equivalent thereof. If Fathom OpCo were determined to be treated as a “publicly traded partnership” (and taxable as a corporation) for U.S. federal income tax purposes, Fathom OpCo would be taxable on its income at the U.S. federal income tax rates applicable to corporations and distributions by Fathom OpCo to its partners (including Fathom) could be taxable as dividends to such partners to the extent of the earnings and profits of Fathom OpCo. In addition, we would no longer have the benefit of increases in the tax basis of Fathom OpCo’s assets as a result of exchanges of New Fathom Units for shares of Fathom Class A common stock. Pursuant to the Fathom Operating Agreement, the Exchange TRA Parties (as defined in the TRA) may, from time to time, subject to the terms of the Fathom Operating Agreement, exchange their interests in Fathom OpCo and have such interests redeemed by Fathom OpCo for cash or Fathom stock. While such exchanges could be treated as trading in the interests of Fathom OpCo for purposes of testing “publicly traded partnership” status, the Fathom Operating Agreement requires us to impose restrictions on exchanges that we determine to be necessary or advisable so that Fathom OpCo is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. Accordingly, while such position is not free from doubt, Fathom OpCo is expected to be operated such that it is not treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes and we intend to take the position that Fathom OpCo is not so treated as a result of exchanges of its interests pursuant to the Fathom Operating Agreement.

Pursuant to the TRA, we will be required to make payments to Blocker TRA Parties and Exchange TRA Parties (each as defined in the Tax Receivable Agreement) for certain tax benefits we may claim and those payments may be substantial.

The Exchange TRA Parties (as defined in the TRA) may in the future exchange their New Fathom Units, together with the cancellation of an equal number of shares of Class B common stock, for shares of Fathom Class A common stock, or cash pursuant to the Fathom Operating Agreement. Such transactions are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Fathom OpCo and its subsidiaries. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that Fathom would otherwise be required to pay in the future had such sales and exchanges never occurred. Additionally, in connection with the closing of the Business Combination, we acquired the Blockers (as defined in the TRA) from the Blocker TRA Parties (as defined in the TRA). Certain tax assets and attributes of the Blockers may be available to reduce the amount of income or franchise tax that we would otherwise be required to pay in the future had we not acquired the Blockers.

In connection with the Business Combination, we entered into the TRA, which generally provides for the payment by it of 85% of the net cash savings, if any, in U.S. federal, state and local, income and franchise tax (computed using certain assumptions to address the impact of state and local taxes) that it actually realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes of the Blockers and of Fathom at the time of the Business Combination (including as a result of any cash payments made to Fathom OpCo in exchange for New Fathom Units pursuant to the Business Combination), any increases in tax basis and other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any increases in tax basis and other tax benefits resulting from any exchange of New Fathom Units for shares of Class A common stock or cash in the future and tax benefits related to entering into and making payments under the TRA. We will retain the benefit of the remaining 15% of such tax savings.

Payments under the TRA are our obligation not Fathom OpCo’s. The actual increase in our allocable share of Fathom OpCo’s tax basis in its assets, as well as estimating the amount and timing of any payments due to the TRA Parties based on future exchanges under the TRA, is by its nature, imprecise. For purposes of the TRA, savings in tax generally are calculated by comparing Fathom’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and assumed combined state and local income tax rate) to the amount that Fathom would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the depreciation and amortization periods that will apply to any increases in tax basis, the U.S. federal income tax rate then applicable, and the amount and timing of the recognition of Fathom’s income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of its control, we expect that the payments it will make under the TRA will be substantial. At this time, we are not able to provide a meaningful range of the total amount of payments to be made under the TRA resulting from future exchanges of New Fathom Units for shares of Class A common stock with any specificity or reliability for the reasons discussed above. However, we estimate that the total amount of future tax benefit payments anticipated to be made in the future as a result of the tax basis of Fathom at the time of the Business Combination will be $14.4 million. The amount of these payments is based upon the assumptions that (i) there are no changes in future income tax rates or tax laws, (ii) Fathom is able to fully utilize tax attributes arising in connection with the Business Combination in future tax periods, and (iii) there is no acceleration of amounts due under the TRA on account of early termination.

Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be realized or deemed realized under the TRA. See Item 13. Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement.

In certain cases, payments under the TRA may exceed the actual tax benefits Fathom realizes or be accelerated.

Payments under the TRA will be based on the tax reporting positions that Fathom determines under the procedures and assumptions set forth in the TRA, and the U.S. Internal Revenue Service ("IRS") or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that Fathom takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by Fathom are disallowed, the Exchange TRA Parties and the Blocker TRA Parties (each as defined in the TRA) will not be required to reimburse Fathom for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by Fathom under the TRA, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by Fathom may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that Fathom might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which to net. Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. As a result, in certain circumstances Fathom could make payments under the TRA in excess of Fathom’s actual income or franchise tax savings, which could materially impair Fathom’s financial condition.

Moreover, the TRA provides that, in certain events, including a change of control, breach of a material obligation under the TRA, or Fathom’s exercise of early termination rights, Fathom’s obligations under the TRA will accelerate and Fathom will be required to make a lump-sum cash payment to the Exchange TRA Parties and the Blocker TRA Parties and other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Fathom’s future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that Fathom realizes subsequent to such payment because such payment would be calculated assuming, among other things, that Fathom would have certain tax benefits available to it and that Fathom would be able to use the potential tax benefits in future years. Assuming no material changes in the relevant tax law, we expect that if we experienced a change of control or the TRA had been terminated immediately after the Business Combination, the estimated lump-sum payment would be approximately $293.2 million (calculated using a discount rate equal to a per annum rate of LIBOR plus 100 basis points, applied against an undiscounted liability of approximately $258.9 million).

There may be a material negative effect on Fathom’s liquidity if the payments required to be made by Fathom under the TRA exceed the actual income or franchise tax savings that Fathom realizes. Furthermore, Fathom’s obligations to make payments under the TRA could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

Fathom OpCo may directly or indirectly make distributions of cash to us substantially in excess of the amounts we use to make distributions to our stockholders and pay our expenses (including our taxes and payments by Fathom under the TRA). To the extent we do not distribute such excess cash as dividends to our shareholders, the direct or indirect holders of New Fathom Units would benefit from any value attributable to such cash as a result of their ownership of our stock upon an exchange of their New Fathom Units.

We are entitled to receive a pro rata portion of any distributions made by Fathom OpCo. Any cash received from such distributions will first be used to satisfy any tax liability and then to make any payments required to be made by Fathom under the TRA. Subject to having available cash and subject to limitations imposed by applicable law and contractual restrictions, the Fathom Operating Agreement requires Fathom OpCo to make certain distributions to holders of New Fathom Units (including Fathom) pro rata to facilitate the payment of taxes with respect to the income of Fathom OpCo that is allocated to them. To the extent that the tax distributions we directly or indirectly receive exceed the amounts we actually require to pay taxes, TRA payments and other expenses (which is likely to be the case given that the assumed tax rate for such distributions will generally exceed our effective tax rate), we will not be required to distribute such excess cash. Our board of directors may, in its sole discretion, choose to use such excess cash for certain purposes, including to make distributions to the holders of our stock. Unless and until our board of directors chooses, in its sole discretion, to declare a distribution, we will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.

No adjustments to the exchange ratio of New Fathom Units for shares of our common stock will be made as a result of either (i) any cash distribution by us or (ii) any cash that we retain and do not distribute to our stockholders. To the extent we do not distribute such cash as dividends and instead, for example, hold such cash balances or use such cash for certain other purposes, this may result in shares of our stock increasing in value relative to the New Fathom Units. The holders of New Fathom Units may benefit from any value attributable to such cash balances if they acquire shares of our stock in an exchange of New Fathom Units.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of Class A common stock purchasable upon exercise of a Warrant could be decreased, all without approval of each Warrant affected.

Our Warrants were issued in registered form under a Warrant Agreement between Continental Stock Transfer and Trust Company, as Warrant Agent, and us. The Warrants collectively consist of (i) 9,900,000 warrants to purchase one of Altimar II's Class A ordinary shares acquired by the Sponsor in a private placement simultaneously with the closing of the Altimar II IPO (the "Private Placement Warrants") and (ii) 8,625,000 warrants issued in the Altimar II IPO, entitling the holder thereof to purchase one of Altimar II's Class A ordinary shares (the "Public Warrants" and, collectively with the Private Placement Warrants, the "Warrants"). Upon closing of the Business Combination, the shares issuable upon exercise of the Private Placement Warrants and the Public Warrants became shares of Fathom's Class A common stock. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock, as applicable, purchasable upon exercise of a Warrant.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to holders of Warrants, thereby making such Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the Class A common stock, issuable upon exercise of the Warrants is effective and a current prospectus relating to the Class A common stock, is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force holders thereof to (i) exercise Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) sell Warrants at the then-current market price when such holder might otherwise wish to hold Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

In addition, we may redeem Warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case holders thereof would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had such Warrants remained outstanding.

We will receive up to an aggregate of approximately $213.0 million from the exercise of the Warrants, assuming the exercise in full of all 18,525,000 Warrants for cash. We will have broad discretion over the use of proceeds from the exercise of the Warrants. We expect to use the net proceeds from the exercise of the Warrants, if any, for general corporate purposes. There is no assurance that the holders of the Warrants will elect to exercise any or all of such Warrants. To the extent that the Warrants are exercised on a “cashless basis,” the amount of cash we would receive from the exercise of the Warrants will decrease.

The volatility in our stock price as a result of being a recent de-SPAC IPO directly impacts the valuation of our Warrants, and earnout shares and could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss).

The change in fair value of our Warrants and earnout shares is the result of changes in the price of our Class A common stock at each reporting period. The change in fair value of Warrants, and earnout share liabilities represents the mark-to-market fair value adjustments of these instruments in connection with the Business Combination. Significant changes in our stock price may adversely affect our net income (loss) in our consolidated statements of comprehensive income (loss).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Hartland, Wisconsin. We currently use approximately 450,000 square feet of manufacturing capacity across 12 facilities located throughout the U.S., including Texas, Florida, Arizona, Colorado, Wisconsin, Minnesota, New York and Illinois. With the exception of our Minnesota and Illinois locations, which we own, all of our facilities are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 15 “Operating Leases” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Item 3. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 20 "Commitments and Contingencies" to our consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our Class A common stock and Public Warrants are currently listed on NYSE under the symbols “FATH” and “FATH.WS”, respectively. Prior to the consummation of the Business Combination, Altimar II’s Class A ordinary shares and Public Warrants traded on the NYSE under the ticker symbols “ATMR” and “ATMR.WS”, respectively.

Holders of Record

As of March 28, 2022, there were 43 holders of record of Class A common stock and 11 holders of record of Class B common stock. Such numbers do not include beneficial owners holding our securities through nominee names. Our Class B common stock is not registered and we do not intend to list the Class B common stock on any exchange or stock market.

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fathom Digital Manufacturing Corporation's financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth elsewhere in this Annual Report on Form 10-K.

Overview

Fathom Digital Manufacturing Corporation was incorporated in Delaware in December 2021. However, our roots stretch back over 35 years with the founding of several of our subsidiaries. The terms “Fathom” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

We are a leading national on-demand digital manufacturing platform at the forefront of the Industry 4.0 revolution. Industry 4.0 utilizes e-commerce, automation, and data sharing in a cyber-physical system to communicate and cooperate in the manufacturing process over the Internet of Things ("IoT"). Using our expansive manufacturing footprint and extensive expertise in both additive and traditional manufacturing, we provide comprehensive product development and on-demand manufacturing services to many of the largest and most innovative companies in the world. Our unified suite of manufacturing technologies, processes, and proprietary software enables us to deliver hybridized solutions that meet the specific needs of our customers, empowering them to tackle complex manufacturing problems and accelerate product development cycles.

Our differentiated strategy focuses on speed, problem solving, adaptive technical responsiveness, and a technology agnostic approach across our 25 plus manufacturing processes to meet customers’ design intent. This allows our customers to iterate faster, often shortening their product development and production cycles from months to days.

We seamlessly blend in-house capabilities consisting of plastic and metal additive technologies, injection molding and tooling, computer numerical control (“CNC”) machining, and precision sheet metal fabrication. We operate over 530 advanced manufacturing systems across 25 unique manufacturing processes and a 450,000 sq. ft. manufacturing footprint, spanning 12 facilities located primarily within the U.S. We believe we are positioned to serve the largest geographic markets in which our customers are located and enable cost effective and rapid turnaround times for our customers. Our scale and the breadth of offerings allow our customers to consolidate their supply chain and product development needs through the ability to source through a single manufacturing supplier. Fathom’s manufacturing technologies and capacity are further extended through the utilization of a selected group of highly qualified suppliers that specialize in injection molding and tooling and CNC machining.

We have experienced significant growth since inception both organically and through our successful and proven acquisition playbook, which is enabled by our proprietary software platform that allows for a streamlined integration of acquired companies. Over the past three years, we have successfully completed 13 acquisitions to bolster our operations and offerings. Fathom started as Midwest Composite Technologies, LLC ("MCT"), a leader in prototyping and low-volume services. Founded in 1984, MCT specialized in model making, industrial design, and rapid prototyping. Today, MCT serves companies through a variety of in-house additive manufacturing technologies, including 3D printing and processing, CNC machining, injection molding, and industrial design capabilities. In September 2019, we acquired Kemeera, LLC to expand our additive, CNC machining injection molding, and development and engineering services, as well as bring urethane casting capabilities. In December 2019, we acquired ICOMold LLC ("ICOMold") to expand our injection molding capabilities and significantly enhance our customer experience by bringing in-house an interactive, automated quotation system capable of providing feedback in 30 seconds with an intuitive, customer-facing project management portal, which we have continued to develop and enhance. Our acquisition of ICOMold also expanded our capabilities into China. In July 2020, we acquired Incodema, LLC and Newchem, LLC to expand our in-house manufacturing processes to include precision sheet metal engineering solutions, including a broad array of sheet metal cutting and forming solutions such as laser cutting, micro waterjet, specialty stamping, and photochemical etching, among others, for quick and complex, tight tolerance parts. In August 2020, we acquired GPI Prototype & Manufacturing Services, LLC ("GPI") to expand our additive manufacturing capabilities. GPI was one of the first metal additive manufacturing service providers in the U.S., bringing metallurgical expertise in-house and enabling the Company to produce metal parts with complex geometries for on-demand manufacturing applications. In December 2020, we acquired Dahlquist Machine, LLC to expand our precision machining capabilities with state-of-the-art CNC mills and lathes for high-speed precision machining of light metals, aluminum, and plastics. In December 2020, we also acquired Majestic Metals, LLC, further expanding our precision sheet metal fabrication capabilities. Further, in December 2020, we acquired Mark Two Engineering, LLC expanding our precision machining services and footprint in the medical device industry. In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision LLC d/b/a Micropulse West expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

We continue to invest significantly in the enhancement and expansion of our technologies, processes, and capabilities with the aim of better serving the needs of a broader set of customers and end-markets. As a result of our efforts described above, we have developed a loyal base of approximately 3,000 customers, including many of the most innovative companies in the world. Our customers span across a diverse range of end-markets, including, but not limited to, the aerospace, defense, technology, medical, automotive, and IoT sectors. This diverse customer base has allowed for no single customer to represent more than 4.4% and 5.6% of our revenue in 2021 and 2020, respectively.

We believe the market for our on-demand digital manufacturing services across manufacturing applications is largely unsaturated as companies continue to realize the efficiency and effectiveness of our rapid quotation system and 3D CAD driven manufacturing processes. Our market is projected to grow from $25 billion in 2021 to $33 billion in 2025, fueled by growth in demand for additive manufacturing and continuation of the trend of customers increasingly outsourcing their prototyping and low-to-medium volume production needs. We believe our position as the only on-demand digital manufacturing platform purpose-built to serve the rapid prototyping and low-to-medium volume production needs of the largest and most innovative companies, coupled with our competitive strengths, will allow us to maintain and extend our market leading position.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future operations.

Impact of the Business Combination

Fathom is subject to corporate level tax rates at the federal, state and local levels. Fathom OpCo was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, other than for certain consolidated subsidiaries of the Predecessor that are structured as corporations and unless otherwise specified, the historical results of operations and other financial information presented does not include any provision for U.S. federal income tax.

Fathom pays U.S. federal and state income taxes as a corporation on its share of our taxable income. The Business Combination was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, were recorded at their preliminary fair values at the date of completion of the Business Combination, with any excess of the purchase price over the preliminary fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.

As a result of the application of accounting for the Business Combination, the historical consolidated financial statements of Fathom OpCo are not necessarily indicative of the Fathom's future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value would result in increased depreciation and amortization expense in the periods following the consummation of the Business Combination.

In connection with the Business Combination, we entered into a Tax Receivable Agreement (“TRA”) with certain of our pre-Business Combination owners that provides for the payment by Fathom to such owners of 85% of the benefits that Fathom is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA.

Additionally, in connection with the Business Combination, we have accounted for the issuance of warrants and earnout shares as liabilities which require re-measurement to fair value at the end of each reporting period, as applicable, and adopted the Fathom 2021 Omnibus Incentive Plan which will result in higher share-based compensation expenses.

Impact of Becoming a Public Company

We expect to incur additional costs associated with operating as a public company, including human resources, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules adopted by the SEC require public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following actors:

Industry Opportunity and Competitive Landscape

As discussed above, the market in which we operate is projected to grow from $25 billion in 2021 to $33 billion in 2025, fueled by growth in demand for additive manufacturing and continuing trends in customer outsourcing of production needs. We operate in a large, fragmented, and competitive industry, competing for customers with a range of digital manufacturers, digital manufacturing brokers, and regional design bureaus. We believe we are uniquely positioned as the only full-service outsourced solution built specifically to cater to the manufacturing needs of enterprise-level corporate customers. In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

•	Fathom owns a wide breadth of advanced manufacturing processes, including additive 2.0 and emerging technologies;

•	We have a proven track record of serving blue-chip, enterprise-level corporate customers;

•	We offer our clients turnaround times in as little as 24-hours, nationwide;

•	Our unified digital customer experience supplemented by with embedded support teams;

•	Fathom provides the industry’s only team of dedicated customer-facing engineers, unlocking the broadest parts envelope and providing customers with high-value customized parts;

•	Our list of certifications validates our capabilities and precision (tight tolerances, handling of sensitive client data, etc.);

•

We possess a wealth of material expertise, technical design capabilities, and engineering resources which we leverage to deliver superior customer results regardless of manufacturing process and production material; and

•	Our successful and proven acquisition integration playbook for strategic growth opportunities.

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially-distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Impacts of the COVID-19 pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and now known as COVID-19, the outbreak has impacted millions of individuals worldwide. As of the date of issuance of the consolidated financial statements, our operations have not been significantly impacted, but we continue to monitor the situation. No impairments were recorded as of the consolidated balance sheet date, as no triggering events or changes in circumstances had occurred during 2021; however, due to uncertainty surrounding the situation, and specifically as it pertains to the current global supply chain disruptions, and management’s judgment could change in the future. In addition, while our results of operations, cash flows and financial condition were not significantly impacted, the extent of any future impact cannot be reasonably estimated at this time. The health and well-being of our employees is critical to our ongoing ability to operate and serve our customers. We are committed to ensuring the safety and well-being of our employees across each location and job function, which includes providing broad benefits to support their health and wellness needs. In order to address the challenges posed by COVID-19,we implemented a number of measures across our locations to ensure maximum protection for our employees and their families, including allowing remote work arrangements where possible. We continue to place the utmost importance on complying with governmental regulations and health authority guidance to ensure that the appropriate steps are taken to protect the well-being of all people engaged with our business.

Comparison of Years Ended December 31, 2021 and 2020

For the purposes of this section, the period from January 1, 2021 to December 22, 2021 is the "predecessor period", and the period from December 23, 2021 to December 31, 2021 is the 2021 "successor period". The predecessor period and the successor period collectively are referred to as the "2021 predecessor and successor periods."

	Period From
	December 23 - 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)

Revenue	$4,840	$147,356	$61,289
Cost of revenue	2,725	90,278	33,064
Gross profit	2,115	57,078	28,225
Operating expenses
Selling, general, and administrative	3,133	37,507	24,642
Depreciation and amortization	416	10,357	4,672
Total operating expenses	3,549	47,864	29,314
Operating (loss) income	(1,434)	9,214	(1,089)
Interest expense and other (income) expense
Interest expense	251	13,063	3,635
Other expense	308	21,007	3,824
Other income	(35,460)	(5,174)	(585)
Total interest expense and other (income) expense, net	(34,901)	28,896	6,874
Net income (loss) before income tax	$33,467	$(19,682)	$(7,963)
Income tax benefit	(3)	(3,208)	-
Net income (loss)	$33,470	$(16,474)	$(7,963)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(968)	-	-
Net income attributable to controlling interest	34,438	-	-
Comprehensive income (loss):
Gain (loss) from foreign currency translation adjustments	-	113	(68)
Comprehensive income (loss), net of tax	$34,438	$(16,361)	$(8,031)

Revenue

Revenue was $4.8 million and $147.4 million for the 2021 successor and predecessor periods, respectively, compared to $61.3 million for the year ended December 31, 2020. The increase of $90.9 million, or 148.3%, was primarily driven by our 2021 and 2020 acquisitions and organic growth of 8.8%.

Gross Profit

Gross profit, or revenue less cost of revenue, is primarily affected by our sales growth and was $2.1 million and $57.1 million for the 2021 successor and predecessor periods, respectively, compared to $28.2 million for the year ended December 31, 2020. The $31.0 million, or 109.9%, increase from was primarily driven by our 2021 and 2020 acquisitions. Gross margin percentage decreased to 38.9% for the combined 2021 predecessor and successor periods from 46.1% for the year ended December 31, 2020. This is primarily driven by increases in material costs of 3.4% and the dilutive impact from our 2021 acquisitions of 3.6%.

Operating Expenses

Selling, general and administrative (SG&A) expenses were $3.1 million and $37.5 million for the 2021 successor and predecessor periods, respectively, compared to $24.6 million for the year ended December 31, 2020. The $16.0 million, or 65.0%, increase in SG&A expenses was primarily driven by the cost related to our 2021 and 2020 acquisitions and the additional costs associated with the Business Combination.

Depreciation and amortization expenses were $0.4 million and $10.4 million for the 2021 successor and predecessor periods, respectively, compared to $4.7 million for the year ended December 31, 2020. The increase of $6.1 million, or 129.8%, was primarily driven by property, plant and equipment and intangible assets added from our 2021 and 2020 acquisitions.

Operating Income (Loss)

Operating income was $9.2 million for the 2021 predecessor period and the operating loss was $1.4 million for the 2021 successor period, compared to an operating loss of $1.1 million for the year ended December 31, 2020. The increase in Operating income was primarily driven by increased revenues and gross profit from our 2021 and 2020 acquisitions.

Interest Expense and Other Expense (Income)

Interest expense was $0.3 million and $13.1 million for the 2021 successor and predecessor periods, respectively, compared to $3.6 million for the year ended December 31, 2020. The increase of $9.8, million or 272.2%, is driven by interest on a $172.0 million bridge loan executed in April 2021 to finance our 2021 acquisitions.

Other expenses were $0.3 million and $16.5 million for the 2021 successor and predecessor periods, respectively, compared to $3.8 million for the year ended December 31, 2020. The increase of $13.0 million, or 342.1%, is driven by transaction related expenses related to the acquisition of Fathom OpCo and acquisition related expenses of $12.5 million and $4.0 million, respectively, in the 2021 predecessor period. In addition, the change in fair value of the TRA of $0.3 million is represented in the 2021 successor period.

Other income was $35.5 million and $5.2 million for the 2021 successor and predecessor periods, respectively, compared to $0.6 million for the year ended December 31, 2020. The increase of $40.1 million represents the changes in fair value in our Earnout Share liability, Sponsor Earnout Share liability, and Warrant liability during the 2021 successor period of $26.9 million, $3.4 million, and $8.2 million, respectively. Other income for the 2021 predecessor period included a change in fair value of contingent consideration and a gain on PPP loan forgiveness of $3.6 million and $1.6 million, respectively.

Income Taxes

We recorded a tax benefit of $0.0 million and $3.2 million for the 2021 successor and predecessor periods and a tax provision of $0.0 million for the year ended December 31, 2020. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 predecessor period. During the 2021 successor period, the Company was in a small taxable loss position after accounting for permanent differences on income from the change in warrant liability, earnout share liability, and sponsor earnout liability. As we have assessed that deferred tax assets in the form of net operating losses are not more likely than not to be realized, no income tax benefit was recorded from the taxable loss position.

Non-GAAP Information

This Annual Report on Form 10-K includes Adjusted Net Income (Loss) and Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA"), which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted Net Income (Loss) and Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our, U.S. GAAP results.

We include these non-GAAP financial measures because they are used by management to evaluate Fathom’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring (for example, in the case of transaction-related costs), non-cash (for example, in the case of depreciation and amortization) or are not related to our underlying business performance (for example, in the case of interest income and expense).

Adjusted Net Income (Loss)

We define and calculate Adjusted Net Income (Loss) as net loss before the impact of any increase or decrease in the estimated fair value of the Company’s warrants and earnout shares as well as transaction-related costs and certain other non-cash and non-core items.

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Net income (loss)	$33,470	$(16,474)	$(7,963)
Acquisition expenses(1)	-	4,045	1,254
Transaction costs(2)	-	12,515	-
Change in fair value of the TRA	300	-	-
Change in fair value of Warrant liability(3)	(8,200)	-	-
Change in fair value of earnout share liabilities(3)	(27,260)	-	-
Integration, non-recurring, non-operating, cash, and non-cash costs(4)	-	-	2,511
Adjusted net income (loss)	$(1,690)	$86	$(4,198)

(1) Represents expenses incurred related to business acquisitions;

(2) Represents legal, consulting, and auditing costs associated with the Business Combination;

(3) Represents the income statement impacts from the change in fair value related to both the Sponsor Earnout Share liability, the Fathom Earnout Share liability, and the Warrant liability associated with the Business Combination.

(4) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and charges for the increase of fair value of inventory related to acquisitions, and management fees paid to our principal owner.

Adjusted EBITDA

We define and calculate Adjusted EBITDA as net losses before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: transaction-related costs, the impact of any increase or decrease in the estimated fair value of the Company's warrants and earnout shares, and certain other non-cash and non-core items, as described in the reconciliation included below.

The table below presents our Adjusted EBITDA reconciled to net income (loss), the closest U.S. GAAP measure, for the periods indicated.

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Net income (loss)	$33,470	$(16,474)	$(7,963)
Depreciation and amortization	510	16,108	7,239
Interest expense, net	251	13,063	3,635
Income tax expense	(3)	(3,208)	-
Contingent consideration(1)	-	(3,550)	1,055
Acquisition expenses(2)	-	4,045	1,254
Loss on extinguishment of debt(3)	-	2,031	-
Transaction costs(4)	-	12,515	-
Change in fair value of the TRA	300	-	-
Change in fair value of Warrant liability(5)	(8,200)	-	-
Change in fair value of earnout share liabilities(5)	(27,260)	-	-
Integration, non-recurring, non-operating, cash, and non-cash costs(6)	215	10,538	5,791
Adjusted EBITDA	$(717)	$35,068	$11,011

(1) Represents the change in fair value of contingent consideration payable to former owners of acquired businesses;

(2) Represents expenses incurred related to business acquisitions;

(3) Represents amounts paid to refinance debt in April 2021;

(4) Represents legal, consulting, and auditing costs associated with the Business Combination.

(5) Represents the impacts from the change in fair value related to both the earnout share liabilities and the warrant liabilities associated with the Business Combination;

(6) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and charges for the increase of fair value of inventory related to acquisitions, and management fees paid to our principal owner.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our New Credit Agreements (as defined below), the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. As of December 31, 2021, the Company was in compliance with all covenant requirements. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $20.4 million in cash as of December 31, 2021. We believe our operating cash flows, together with amounts available under the New Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2021 of $9.0 million were approximately 6.0% of annual revenue We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to be approximately 6.0% of annual revenue. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 3—Business Combination with Fathom OpCo in the accompanying notes to our consolidated financial statements for further information.

Borrowings and Lines of Credit

On December 23, 2021, the Company entered into a financing transaction, which included a $50.0 million revolving credit facility and a $125.0 million term loan (collectively, the "New Credit Agreement"). The Company's borrowings under the revolving credit facility were $27.0 million at December 31, 2021. The loans made under the New Credit Agreement will mature in December 2026. The total $152.0 million proceeds from the New Credit Agreement was used to repay existing indebtedness.

The Company recorded deferred financing costs of $1.8 million in conjunction with the New Credit Agreement and the balance is presented net within Long-Term debt, net on the Company's Consolidated Balance Sheet. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the New Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5.0 million. The New Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the New Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100 million.

Tax Receivable Agreement

In connection with the Business Combination, we entered into the TRA with certain of our pre-Business Combination owners that provides for the payment by Fathom to such owners of 85% of the benefits that Fathom is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA.

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be substantial. As of December 31, 2021, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2024.

Cash Flow Analysis

	Period From
(dollars in thousands)	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Net cash provided by (used in) :
Operating Activities	$521	$7,223	$1,870
Investing Activities	-	$(76,400)	$(96,038)
Financing Activities	-	$70,566	$101,330
Net Change in Cash and Cash Equivalents	$521	$1,389	$7,162

Operating Activities

Net cash provided from operating activities was $7.2 million and $0.5 million for the 2021 predecessor and successor periods, respectively, and $1.9 million for the year ended December 31, 2020. This increase of $5.9 million is primarily driven by an improved financial performance and an increase in non-cash items related to the business acquisitions in the 2021 predecessor period, partially offset by an increase in working capital requirements.

Investing Activities

Cashed used for investing activities for the 2021 predecessor and successor periods, was $76.4 million and $0.0 million, respectively, compared to $96.0 million for the year ended December 31, 2020. This decrease of $19.6 million was driven by a reduction of the overall cash used in acquisitions under Fathom OpCo for the 2021 predecessor period compared to the year ended December 31, 2020, partially offset by an increase in capital expenditures.

Financing Activities

Cash provided by financing activities for the 2021 predecessor period was $70.6 million. The primary drivers were the proceeds related to the 2021 Bridge Loan of $183.5 million, as described in Note 10 Long-Term Debt, in the accompanying notes to our consolidated financial statements. This was partially offset by payments on the 2021 Term Loan and extinguishment of our 2020 credit facilities of $104.1 million.

Cash provided by financing activities for the year ended December 31, 2020 were primarily due to borrowings under our 2020 credit facility of $65.1 million and proceeds from issuance of member’s units of $40.4 million.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Significant Accounting Policies in the accompanying notes to our audited consolidated financial statements describes the significant accounting policies used in preparation of the consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

Business Combinations

We account for business acquisitions in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations ("ASC 805"). We measure the cost of an acquisition as the aggregate of the acquisition date fair values of the assets transferred and liabilities assumed and equity instruments issued. Transaction costs directly attributable to the acquisition are expensed as incurred. We record goodwill for the excess of (i) the total costs of acquisition, fair value of any non-controlling interests and acquisition date fair value of any previously held equity interest in the acquired business over (ii) the fair value of the identifiable net assets of the acquired business.

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is the excess of cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of December 31, 2021 and December 31, 2020, no impairment charges for goodwill have been recognized.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of December 31, 2021 and December 31, 2020, no impairment charges for intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 3—Business Combination with Fathom OpCo, note 4 - Fathom OpCo Predecessor Period Acquisitions, and Note 8—Goodwill and Intangible Assets in the accompanying notes to the consolidated financial statements for more information.

Revenue Recognition from Contracts with Customers

On January 1, 2019, the Company adopted ASC 606, Revenue from Contracts with Customers ("ASC 606"), using the modified retrospective approach. Most of the Company’s revenue has one performance obligation and is recognized on a point-in-time basis upon shipment. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price and recognizes revenue for each performance obligation on a point-in-time basis upon shipment. We generally determine standalone selling price based on the price charged to customers. The Company’s payments terms are consistent with industry standards and never exceed 12 months. The adoption of ASC 606 did not have a material impact on our consolidated financial statements.

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 19—Fair Value Measurement and Note 20—Commitments and Contingencies in the accompanying notes to our consolidated financial statements for more information.

We regularly review our contingencies to determine whether the likelihood of a liability is probable and to assess whether a reasonable estimate of the liability can be made. Determination of whether a liability estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When liabilities can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

Shared Based Compensation

The grant date fair value of the time-based and performance-based awards issued under the 2021 Omnibus Plan were valued using the closing stock price for the Company's Class A common stock on December 23, 2021 (i.e., the grant date), less a discount for lack of marketability ("DLOM") due to certain transfer restrictions applicable to the awards. The higher these discounts, the lower the compensation expense taken over time for these grants. See Note 12 - Share Based Compensation in the accompanying notes to our consolidated financial statements for more information.

Earnout Shares Liabilities and Warrant Liability

The fair values of the Sponsor earnout shares liability, Fathom earnout shares liability, and Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur. See Note 3 - Business Combination with Fathom OpCo and Note 9 - Warrant Liability in the accompanying notes to our consolidated financial statements for more information.

Impact of Changes in Accounting on Recent and Future Trends

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, ("ASC 842") which will supersede the current lease requirements in ASC 840. ASC 842 requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The new lease guidance will be effective for the Company’s fiscal year ending December 31, 2022 and will be applied using a modified retrospective transition method to either the beginning of the earliest period presented or the beginning of the year of adoption. The new lease standard is expected to have a significant effect on the Company’s financial statements as a result of the Company’s operating leases, that will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to-use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Altimar II was an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. Fathom is expected to remain an emerging growth company at least through the end of the 2022 and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare Fathom financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the form of changes in interest rates, foreign currency exchange rates and commodity prices for raw materials. We may, from time to time, enter into derivative financial instruments to manage these risks; however, we do not utilize such instruments or contracts for speculative or trading purposes. In the event that we enter into a derivative financial instrument, it is possible that such future dated contracts could no longer serve as a hedge if the projected cash flow does not occur as anticipated at the time of contract initiation.

Interest Rate Risk

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings, used to maintain liquidity and to fund our business operations and capital requirements. We have a $125.0 million term loan and a $50.0 million revolving credit facility that allows for borrowings at a variable interest rate. As of December 31, 2021 we had $27.0 million in outstanding borrowings on the revolving credit facility. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. As of December 31, 2021 and 2020, there were no interest rate swaps or other derivative instruments in place. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors.

Commodity Price Risk

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing, primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2021 and 2020 we had no derivative financial instruments in place.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth below in the F-pages of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm as permitted by the SEC for acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on December 23, 2021. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in our registration statements on Form S-1/A filed with the SEC on January 27, 2022, we identified material weaknesses in internal control over financial reporting relating to the following:

•
Our Information Technology General Controls (“ITGC”) intended to restrict access to data and applications were not adequate resulting in inappropriate access and improper segregation of duties at both the system (pervasive) and end user levels across multiple applications. The Company did not maintain a fully integrated financial consolidation and reporting system, and as a result, extensive manual analyses, reconciliations, and adjustments were required in order to produce materially correct financial statements for external reporting purposes.
•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the determination of appropriate cut-off, classification and presentation of accounts and disclosures in the financial statements.
•
We did not design or maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Management is working to remediate the material weaknesses by hiring additional qualified accounting and financial reporting personnel, implementing an advanced Enterprise Resource Planning ("ERP") system, improving contract terms and support for revenue recognition, and further evolving our accounting processes. We may not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. We cannot assure you that the measures we have taken to date and plan to take will be sufficient to remediate the material weaknesses we identified or avoid the identification of additional material weaknesses in the future. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our stock price.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Position	Age
Carey Chen	Director	49
TJ Chung	Director	58
Dr. Caralynn Nowinski Collens	Director	43
Adam DeWitt	Director	49
David Fisher	Director	52
Mark Frost	Chief Financial Officer	58
Maria Green	Director	69
Peter Leemputte	Director	64
Ryan Martin	Director and Chief Executive Officer	43
John May	Director	50
Robert Nardelli	Director	73
Richard Stump	Chief Commercial Officer	41

Carey Chen—Director. Mr. Chen has served as a director of Fathom since December 2021. Mr. Chen has served as a member of the Board of Directors of Fathom OpCo since October 2019 and also served as Chief Executive Officer of Incodema Group from August 2020 to September 2021. Immediately prior, he served as Executive Chairman and President of Cincinnati Incorporated from January 2015 to July 2020. Mr. Chen served as Vice President of Hypertherm, Inc. from 2006 to 2015, and held various operating and corporate roles including Vice President & General Manager – Light Industrial Businesses, Chief Financial Officer, and Chief Information Officer. Earlier in his career, Mr. Chen served as Vice President – Finance for Wiremold | Legrand (PARIS: LR.PA); Chief Financial Officer for Bayliner Marine Corp., a division of the Brunswick Corp. (NYSE: BC); and held various financial planning and strategic development roles for AlliedSignal, Inc. (NYSE: ALD). Mr. Chen currently serves as Chairman of the Board for Roberts Hawaii, Inc., and serves as a director for Chart Industries (NYSE: GTLS), and Hisco, Inc. He is also the treasurer of the American Welding Society, serving his second term. Mr. Chen holds an MBA from the University of Illinois at Urbana-Champaign, a BS in Applied Mathematics from the University of California at Los Angeles, and several U.S. patents.

TJ Chung—Director. Mr. Chung has served as a director of Fathom since December 2021. Mr. Chung is a Founding Partner at CORE Industrial Partners. Before joining CORE, he spent 15 years as Chief Executive Officer / President of several high-growth electronics and technology businesses, all of which were private equity-backed or divisions of publicly traded corporations. He currently serves on the boards of Fathom OpCo, J&K Ingredients, Littlefuse (NASDAQ: LFUS), Airgain (NASDAQ: AIRG) and Mastercraft (NASDAQ: MCFT). Mr. Chung holds an MBA from Duke University’s Fuqua School of Business, a MS in Computer Science from North Carolina State University and a BS in Electrical Engineering from the University of Texas at Austin. He also serves on the advisory board of the Cockrell School of Engineering at the University of Texas at Austin and the advisory board of the Center of Entrepreneurship and Innovation at Duke University’s Fuqua School of Business.

Dr. Caralynn Nowinski Collens—Director. Dr. Nowinski Collens has served as a director of Fathom since December 2021. Dr. Collens is the Chief Executive Officer of Dimension Inx, a next-generation biofabrication company developing regenerative medical implants that repair tissues and organs. Prior to Dimension Inx, Dr. Nowinski Collens co-founded UI LABS, a first-of-its-kind technology organization focused on the digital future of industries, building the organization from concept in late 2011 through launch in 2014. As Chief Executive Officer, she drove the creation and growth of MxD, the U.S. hub for digital manufacturing (formerly DMDII), and the City Tech Collaborative, building a network of 350+ partner organizations, deploying $100M across 75+ solution development projects, and ultimately spinning out MxD and City Tech as independent entities in 2019. After starting her first company while a joint medical/business student at the University of Illinois at Chicago, Dr. Nowinski Collens spent her early career in venture capital and corporate finance, primarily focused on technology-based university spin-outs. Dr. Nowinski Collens is the former Chairman of the Board of Directors of MxD and serves on the Executive Council of Granite Creek Capital Partners. She is also a long-time board director and current Chair of Imerman Angels (one-on-one cancer support) and the Vice Chair and Trustee of the Chicago Sunday Evening Club. Dr. Nowinski Collens holds a dual MD / MBA from the University of Illinois College of Medicine and a BS from Northwestern University.

Adam DeWitt—Director. Mr. DeWitt has served as a director of Fathom since December 2021. Mr. DeWitt is the chief executive officer of Grubhub Inc. where he has led all functions of the U.S. business since June 2021. Prior to this role, Mr. DeWitt was Grubhub’s president and chief financial officer. During his tenure of a decade at the company, Grubhub’s annual revenues have grown from $20 million to more than $2 billion, and he led the company through its initial public offering in 2014. Before joining Grubhub, Mr. DeWitt was the chief financial officer of publicly-held optionsXpress Holdings, Inc. Mr. DeWitt serves on the board of directors and audit committee of Ritchie Bros. Auctioneers Incorporated (NYSE: RBA), a marketplace for heavy industrial, agricultural and transportation equipment. He is also a member of the board of directors of The Joffrey Ballet, and is the treasurer and a member of the board of trustees of the Bernard Zell Anshe Emet Day School. Mr. DeWitt holds a B.A. in Economics from Dartmouth College.

David Fisher—Director. Mr. Fisher has served as a director of Fathom since December 2021. Mr. Fisher has served as Chief Executive Officer and President of Enova International, Inc. (NYSE: ENVA), a provider of online financial services, since January 2013, and as Chairman of the Board of Directors of Enova since November 2014. From September 2011 to March 2012, Mr. Fisher served as Chief Executive Officer of optionsXpress Holdings, Inc. (“optionsXpress”), a retail online brokerage firm, and as Senior Vice President of Charles Schwab Corporation following its acquisition of optionsXpress. From October 2007 to September 2011, Mr. Fisher served as Chief Executive Officer of optionsXpress, from March 2007 to October 2007, as its President, and, from August 2004 to March 2007, as its Chief Financial Officer. Prior to joining optionsXpress, Mr. Fisher served as the Chief Financial Officer of Potbelly Sandwich Works from 2001 through 2004, of RBC Mortgage from 2000 through 2001 and of Prism Financial from December 1998 through January 2001. Mr. Fisher currently serves as a member of the board of directors of Grubhub Inc. (NASDAQ: GRUB), a restaurant pick-up and delivery service company, and of FRISS, a provider of software solutions to insurance companies. He previously served on the board of directors of Innerworkings, Inc., a global print management provider, through its sale in October 2020. Mr. Fisher also serves on the Board of Trustees of the Museum of Science and Industry in Chicago. Mr. Fisher holds a B.S. in Finance from the University of Illinois at Urbana-Champaign and a J.D. from Northwestern University School of Law.

Mark Frost—Chief Financial Officer. Mr. Frost has served as the Chief Financial Officer at Fathom OpCo since April 2021. He brings over 30 years of financial and executive-level management experience from both private and public companies. Most recently, Mr. Frost served as the Chief Financial Officer of Argon Medical Devices. Prior to Argon, Mr. Frost served as the Chief Financial Officer for three public healthcare companies including Analogic (NASDAQ: ALOG), AngioDynamics (NASDAQ: ANGO) and AMRI (NASDAQ: AMRI). Mr. Frost began his career with General Electric (NYSE: GE), where he served in a variety of roles in finance for 14 years. Mr. Frost holds a BA in International Relations and Economics from Colgate University. He is also a graduate of the INSEAD Global Executive Program and GE Financial Management Program.

Maria Green—Director. Ms. Green has served as a director of Fathom since December 2021. Ms. Green retired as Senior Vice President and General Counsel of Ingersoll Rand plc (NYSE: IR) in June 2019. Immediately prior to IR, she was Senior Vice President, General Counsel and Secretary at Illinois Tool Works (NYSE: ITW). During her 18 years with ITW, Ms. Green guided the company’s expansion through both acquisitions and organic growth. As General Counsel, she led the Environmental, Health and Safety Group as well as Government Affairs and Risk Management. At Ingersoll Rand, Ms. Green was a member of the Executive Leadership Team and a trusted advisor to the Chief Executive Officer on legal, compliance and strategy issues and led a team of 75 lawyers based in the U.S., Europe, Asia Pacific and Latin America. She co-chaired the Global Business Integrity Council and served as executive sponsor for an employee resource group. Ms. Green joined the board of Tennant Company (NYSE: TNC) as an independent director in March 2019 (Audit and Governance Committees) and was elected to the board of Wisconsin Energy Group (NYSE: WEC) in July 2019 (Audit and Governance Committees). Most recently, Ms. Green joined the board of directors of Littlefuse (NASDAQ: LFUS) in February 2020 (Audit and Governance Committees). Ms. Green holds a BA from the University of Pennsylvania and JD from Boston University Law School.

Peter Leemputte—Director. Mr. Leemputte has served as a director of Fathom since December 2021. Mr. Leemputte was Chief Financial Officer and Treasurer at Keurig Green Mountain, Inc. (NASDAQ: KDP) from 2015 to 2016. Prior to Keurig Green Mountain, Inc., Mr. Leemputte was Executive Vice President and Chief Financial Officer at Mead Johnson Nutrition (NYSE: MJN) from 2008 to 2015. Before joining Mead Johnson Nutrition, Mr. Leemputte was Senior Vice President and Chief Financial Officer for Brunswick Corp. (NYSE: BC), and Chicago Title Corp. He has also held various management positions at Mercer Management Consulting, Armco Inc., FMC Corp. and BP (NYSE: BP). Mr. Leemputte has extensive experience in leading finance, accounting, IT, tax, audit and investor relations functions as a Chief Financial Officer at major U.S. corporations, and also led several IPO’s and sale of the companies. Mr. Leemputte has served on the board of Mastercraft (NASDAQ: MCFT) since 2016 and served on the board of Beazer Homes (NYSE: BZH) from 2005 to 2020. Mr. Leemputte holds an MBA in Finance from the University of Chicago Booth School of Business and a BS in Chemical Engineering from Washington University in St. Louis.

Ryan Martin—Director and Chief Executive Officer. Mr. Martin has served as the Chief Executive Officer of Fathom since January 2019 and as a Director of Fathom since December 2021. During this time, he has led the company through unprecedented growth, digital transformation, and multiple add-on acquisitions, which have rapidly expanded Fathom into one of the largest privately held digital manufacturers in North America. Prior to his role at Fathom, he most recently spent over 13 years in leadership roles at General Electric Company (NYSE: GE) spanning across sales, marketing, product development and general management. In his last role at GE, he served as an Executive on the GE additive leadership team ("GE Additive"), where he led the integration and expansion of the commercial team which experienced exponential growth and record-breaking orders in 2018. He was also critical in the integration of two international acquisitions into GE Additive and led the commercialization of multiple new products that GE Additive brought to the market. Mr. Martin graduated with Honors from the Ivy College of Business at Iowa State University. He is also an active member of YPO (Young Presidents Organization).

John May—Director. Mr. May has served as a director of Fathom since December 2021. Mr. May is the Founder and Managing Partner of CORE Industrial Partners. Before founding CORE, he spent 18 years working on transactions with several private equity sponsors, principally with the Blackstone Group (NYSE: BX) and H.I.G. Capital. In addition to Fathom's board, he currently serves on the boards all other CORE portfolio companies including Arizona Natural Resources, J&K Ingredients, Kelvix, Saylite, TCG Legacy, 3DXTECH, CGI Automated Manufacturing and RE3DTECH. Mr. May has both served on the board and was a divisional Chief Executive Officer for a public company. Mr. May graduated with Honors from East Carolina University with a business degree. He currently serves on the East Carolina University Foundation, Inc. Board of Directors and is Co-Vice Chair of the Investment Committee. He is also Co-Founder and Chairman of the Board for Imerman Angels, a 501(c)(3) Chicago-based cancer support organization. He also is an active member of YPO (Young Presidents’ Organization), a member of the Economic Club of Chicago and an Advisory Board member of the Industrial Exchange.

Robert Nardelli—Director. Mr. Nardelli has served as a director of Fathom since December 2021. Mr. Nardelli was Chairman and Chief Executive Officer of Chrysler Corp. from 2007 to 2009. Prior to Chrysler, he was Chairman, President and Chief Executive Officer of The Home Depot (NYSE: HD). Before joining The Home Depot, he spent nearly 30 years at General Electric (NYSE: GE), holding the positions of President and Chief Executive Officer of GE Transportation Systems and Chief Executive Officer of GE Power Systems, among several other executive positions. In 2009, Mr. Nardelli joined Cerberus Capital Management as Chief Executive Officer of its operations group, Cerberus Operations and Advisory Company. For the next three years, he and his team turned around several distressed portfolio companies and developed a comprehensive turnaround toolkit. In 2012, Mr. Nardelli founded XLR-8, where he continues to play a key role as Senior Advisor to leading companies. Mr. Nardelli serves as a Partner and Senior Advisor to Emigrant Capital Corp.; Senior Advisor to EY, among others plus a number of equity investments. He sits on the Board of Directors for BWXT Technologies, Inc. (NYSE: BWXT), plus on the board of a number of private equity investment firms. Mr. Nardelli holds an MBA from the University of Louisville and a BS from Western Illinois University.

Richard Stump—Chief Commercial Officer. Mr. Stump is the Co-Founder of Fathom and currently serves as the Chief Commercial Officer. He co-founded Fathom as the first North American distributor of 3D printing systems for Object Geometries (now Stratasys). Mr. Stump built Fathom’s selling enterprise 3D printers and services alongside traditional technologies to transform digital manufacturing and the way products are designed and built. Prior to Fathom, Mr. Stump was an account manager at ANSYS (NASDAQ: ANSS), where he managed enterprise accounts on the deployment of simulation technologies to virtually test and develop products. While at ANSYS, Mr. Stump received the highest company achievement award as the number one contributor worldwide. He began his career in commercial sales within several high-tech electronics companies in the Silicon Valley. Mr. Stump holds a BS in Business Management from California State University, Chico. Mr. Stump currently holds several patents related to additive manufacturing technology.

Board Composition

Our Charter and Bylaws provide for a classified board of directors consisting of three classes of directors, each serving staggered three-year terms, as follows:

•

Our Class I directors are Dr. Caralynn Nowinski Collens, Adam DeWitt, and Ryan Martin, and their initial term will expire at the initial annual meeting of stockholders for the calendar year ended December 31, 2022,

•	Our Class II directors are Maria Green, Peter Leemputte, and Robert Nardelli, and their terms will expire at the annual meeting of stockholders for the calendar year ended December 31, 2023, and

•	Our Class III directors are Carey Chen, TJ Chung, David Fisher, and John May, and their terms will expire at the annual meeting of stockholders for the calendar year ended December 31, 2024.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

In addition, in connection with the Business Combination, we entered into an investor rights agreement pursuant to which we granted to the CORE Investors the right to designate nominees to our Board of Directors subject to the maintenance of certain ownership requirements. See Item 13. “Certain Relationships and Related Party Transactions, and Director Independence — Investor Rights Agreement” for additional information.

Committees of the Board of Directors

We have an audit committee, compensation committee, and nominating and governance committee of our board of directors, and may have such other committees as the board of directors shall determine from time to time. Each of the standing committees of the board of directors have the composition and responsibilities described below.

Each of these committees has a charter, which, along with our Code of Business Conduct and Ethics are available on our website at www.fathommfg.com. To the extent required by law, any amendments to the code, or any waivers of its requirements, are disclosed on our website.

Audit Committee. We have a standing audit committee consisting of Dr. Nowinski Collens and Messrs. Dewitt, Leemputte, and Nardelli, with Mr. Leemputte serving as chairman. The audit committee assists the board in overseeing our accounting and financial reporting processes and the audits of our financial statements. Our board has affirmatively determined that each of Dr. Nowinski Collens and Messrs. Dewitt, Leemputte, and Nardelli meets the definition of “independent director” for purposes of the applicable stock exchange rules and the independence requirements of Rule10A-3under the Exchange Act. Our board has also determined that each of Messrs. Dewitt, Leemputte, and Nardelli qualifies as an “audit committee financial expert” as defined by SEC rules.

Subject to a one-year phase-in period, Sarbanes-Oxley and stock exchange rules require an audit committee consisting of at least three members, each of whom must meet applicable standards of independent directors. Applicable stock exchange rules require that each member of the audit committee be financially literate and that at least one member of the audit committee have accounting or related financial management expertise.

Sarbanes-Oxley requires companies to disclose whether they have an “audit committee financial expert,” as defined by the SEC, on the audit committee. Generally, a director who satisfies the SEC’s “audit committee financial expert” definition will be deemed by the board of directors to satisfy the applicable stock market’s requirement that at least one member of the audit committee have accounting or related financial management expertise.

Compensation Committee. We have a standing compensation committee consisting of Messrs. Fisher and Leemputte, Ms. Green, and Dr. Nowinski Collens, with Mr. Fisher serving as chairman. Because we are a “controlled company” within the meaning of the applicable stock exchange’s corporate governance standards, we are not required to have a fully independent compensation committee.

This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The compensation committee also administers our incentive compensation and benefit plans. If and when we are no longer a “controlled company” within the meaning of the applicable stock exchange’s corporate governance standards, we will be required to comply with SEC and NYSE corporate governance standards.

Nominating and Governance Committee. We have a standing nominating and corporate governance committee consisting of Messrs. Nardelli and Fisher, and Ms. Green, with Mr. Nardelli serving as chairman. This committee identifies, evaluates and recommends qualified nominees to serve on our board of directors, develops and oversees our internal corporate governance processes and maintains a management succession plan.

Because we are a “controlled company” within the meaning of the applicable stock exchange’s corporate governance standards, we are not required to have a fully independent nominating and corporate governance committee. If and when we are no longer a “controlled company” within the meaning of the applicable stock exchange’s corporate governance standards, we will be required to comply with SEC and NYSE corporate governance standards.

Limitation on Liability and Indemnification Matters

Our Charter contains provisions that limit the personal liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders arising from a breach of fiduciary duty as a director, unless:

•	the presumption that directors are acting in good faith, on an informed basis, and with a view to the best interests of us and our stockholders has been rebutted; and

•

it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, a knowing violation of law or receipt of an improper personal benefit.

Item 11. Executive Compensation.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies, as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers whom we refer to as our Named Executive Officers (“NEOs”).

Introduction

For the year ended December 31, 2021, Fathom’s NEOs were:

• Ryan Martin, Chief Executive Officer;

• Richard Stump, Chief Commercial Officer; and

• Mark Frost, Chief Financial Officer.

The objective of Fathom’s compensation program is to provide a total compensation package to each NEO that will enable Fathom to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our stockholders, encourage individual and collective contributions to the successful execution of our short and long-term business strategies, and reward NEOs for favorable performance.

Prior to the closing of the Business Combination, our employees were employed by Fathom OpCo, which was formed in April 2021 in connection with a series of transactions (the “Reorganization”) whereby Fathom OpCo became the direct parent to MCT Group Holdings, LLC (and its subsidiaries), a Delaware limited liability company (“MCT Holdings”), and Incodema Holdings, LLC, a Delaware limited liability company (“Incodema Holdings”). Following the closing of the Business Combination, Fathom became the managing member of Fathom OpCo and the employer to Fathom OpCo’s employees. Fathom has generally continued the material Fathom OpCo compensation programs with respect to the Fathom NEOs, except as noted in this “Executive Compensation” section of this Annual Report on Form 10-K.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to Fathom by our NEOs for the 2021 predecessor and successor periods and the year ended December 31, 2020. Additional information on our NEOs annual compensation for the 2021 predecessor and successor periods is provided in the narrative sections following the Summary Compensation Table.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ryan Martin	2021	$335,827	$100,000	$13,965,579	$231,800	$29,539	$14,662,745
Chief Executive Officer	2020	$311,539	—	—	$124,875	$23,275	$459,689
Richard Stump	2021	$294,279	$50,000	$5,431,059	$163,833	$11,600	$5,950,771
Chief Commercial Officer	2020	$247,436	—	—	$842,500	$6,154	$1,096,000
Mark Frost (5)	2021	$225,000	—	$5,385,282	$163,883	$40,293	$5,814,458
Chief Financial Officer	2020	—	—	—	—	—	—

(1) The amounts reported in this column for Messrs. Martin and Stump in 2021 represent retention bonuses paid on December 28, 2021 following the closing of the Business Combination.

(2) The amounts in this column represent the aggregate fair value of phantom units granted to each NEO, determined in accordance with ASC Topic 718. The assumptions that we used with respect to the valuation of equity awards are set forth in Note 12 to our consolidated financial statements attached hereto. Twenty-five percent of the phantom units were subject to service-vesting and 75% of the phantom units were subject to performance-vesting (described in more detail under “—Equity Incentive Awards”). The value of the performance-vesting phantom units is based on the probable outcome of the performance conditions (at the grant date) in accordance with ASC Topic 718, assuming no forfeiture, and also represents the value of the award at the grant date assuming that the highest level of performance conditions will be achieved.

For Messrs. Stump and Frost, the fair value reflected in the column represents the initial grant date fair value of their service-vesting and performance vesting phantom units granted in 2021 under the MCT Phantom Plan and the Combined Phantom Plan (each defined under “—Equity Incentive Awards”), respectively.

For Mr. Stump, the fair value reflected in the column also includes the incremental fair value of his 2019 performance-vesting phantom units as a result of the adjustment to the performance vesting conditions made to the award when the phantom units that were originally granted under the MCT Phantom Plan were substituted for phantom units under the Combined Phantom Plan in connection with the Reorganization on July 7, 2021 (described in more detail under “—Equity Incentive Awards”) (“Reorganization Adjustment and Substitution”). For Mr. Martin, the fair value reflected in this column represents the incremental fair value of his 2019 performance-vesting phantom units as a result of the Reorganization Adjustment and Substitution.

There is no assurance that any of the performance conditions will be achieved, that the service-based awards will vest or that the any of the recipients will realize the values listed above.

(3) The amounts in this column represent the annual performance bonus amounts paid under the Company’s short-term incentive plans (as described in more detail under “—Annual Cash Bonuses”).

(4) The amounts in this column represent 401(k) plan matching contributions made to each NEO, an annual amount representing Mr. Martin’s $6,428 premium reimbursement for individual life insurance and $1,000 per month auto allowance, and $35,293 representing Fathom’s reimbursement of relocation, temporary housing and travel expenses incurred by Mr. Frost in connection with his relocation near Fathom’s offices, which reimbursement amount includes a $13,457 tax gross-up.

(5) Mr. Frost first began his employment with Fathom on April 19, 2021 and as such, was not an NEO in 2020.

Base Salaries

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance. Effective January 1, 2021, Messrs. Martin and Stump were entitled to a base salary rate of $300,000 and $250,000, respectively. Messrs. Martin and Stump received merit increases to their base salary rates on March 1, 2021 entitling the NEOs to base salary rates of $304,000 and $253,750, respectively, as well as subsequent promotional adjustment increases to their base salary rates on May 1, 2021 entitling the NEOs to base salary rates of $360,000 and $325,000, respectively.

Mr. Frost was entitled to a base salary rate of $325,000 as of his April 19, 2021 start date. Each of our NEOs’ base salary rates were increased on December 23, 2021 in connection with the closing of the Business Combination to better align each NEO’s base salary to the market median of Fathom’s public company pay peer group as follows: Mr. Martin—$425,000, Mr. Stump—$350,000 and Mr. Frost—$350,000.

Annual Cash Bonuses

Annual cash bonuses are paid under an annual cash incentive plan to incentivize the NEOs to achieve certain annual financial and operating performance metrics. Prior to the closing of the Business Combination, annual cash bonus payments were based on performance against annual financial targets and strategic goals subject to approval by the board of managers of Fathom OpCo. In 2021, the Company maintained the MCT Group Holdings LLC Management Incentive Plan (“MIP”), under which Messrs. Martin and Stump were eligible to receive a cash bonus based on Company, team and individual performance from January 2021 through April 2021. The Company also maintained a short-term incentive plan (“STIP”), under which all of our NEOs were eligible to receive a cash bonus based on Company, team and individual performance from May 2021 through December 2021. Both plans included the following performance metrics: (i) revenue against budget (weighted 32%), (ii) adjusted EBITDA against budget (weighted 53%) and (iii) other team and/or personal goals (weighted 15%). Based upon the achievement of the performance metrics, the MIP paid out at 100% of target and the STIP paid out at 94% of target.

Following the closing of the Business Combination, annual cash bonus payments and performance targets and goals will be subject to approval by the Board or its Compensation Committee. On May 1, 2021, Messrs. Martin and Stump’s target bonus opportunities increased from an initial target of 40% of each NEO’s base salary rate, with a maximum payment of up to 80% of each NEO’s base salary rate, to initial targets of 60% and 50% of base salary rate, respectively, with a maximum payment of up to 150% of each NEO’s initial target. For 2021, Mr. Frost had a target annual bonus opportunity equal to 50% of his base salary rate.

Retention Bonuses

Pursuant to retention agreements with Fathom OpCo, Messrs. Martin and Stump were eligible for a one-time retention bonus payment of $100,000 and $50,000, respectively, in the event of a Going Public Transaction or a Sale of Holdco (each defined in the form of retention agreement filed herewith) was consummated and the NEO remained continuously employed with Fathom OpCo or a subsidiary thereof through such date. The retention bonuses vested in connection with the Closing. Mr. Stump also remains eligible for a retention performance bonus under an amendment to his September 23, 2019 employment agreement (with such employment agreement otherwise being superseded by the Stump Offer Letter as defined in “—Agreements with our NEOs”), whereby if he remains employed following the delivery of the audited financial statements of Fathom OpCo for the 12 month period ending December 31, 2021, he will be eligible for a retention bonus of $250,000.

Employee Benefits

In addition to any individual benefits set forth in each NEOs employment arrangements (described below), the NEOs are generally eligible to participate in our executive and employee health and welfare, retirement and other employee benefit programs on the same basis as other employees of Fathom, subject to applicable law. Each NEO participates in the Midwest Composite Technologies, LLC 401(k) Profit Sharing Plan, sponsored by Fathom’s indirect subsidiary Midwest Composite Technologies, LLC, under which eligible employees may elect to contribute a portion of their eligible compensation as pre-tax or Roth deferrals in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). The plan provides for a safe harbor matching contribution equal to 100% of a participant’s salary deferrals, up to 4% of a participant’s total compensation, subject to limitations imposed under the Code. Other than the Fathom Executive Severance and Change in Control Plan (the “Severance Plan”), described in more detail below under Potential Payments Upon Termination or Change in Control, Fathom did not maintain any executive-specific benefit programs in 2021.

2021 Omnibus Incentive Plan

We established the Fathom 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) in connection with the closing of the Business Combination in 2021. The purpose of the Omnibus Plan is: (i) to encourage profitability and growth through short-term and long-term incentives that are consistent with Fathom’s objectives; (ii) to give its participants an incentive for excellence in individual performance; (iii) to promote teamwork among its participants; and (iv) to give us a significant advantage in attracting and retaining key employees, directors, and consultants. The 2021 Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 16,737,876 shares of Fathom Class A common stock was initially reserved and available for issuance under the 2021 Omnibus Plan.

Equity Incentive Awards

Historically, Fathom OpCo maintained the MCT Group Holdings, LLC 2019 Phantom Equity Bonus Plan (the “MCT Phantom Plan”) and the Incodema Holdings LLC 2020 Phantom Equity Bonus Plan (the “Incodema Phantom Plan,” together with the MCT Phantom Plan, the “Prior Phantom Plans,”) Messrs. Martin and Stump participated under the MCT Phantom Plan and were eligible to receive awards of phantom equity at the discretion of the board of managers of MCT Holdings. In April 2021, prior to the Reorganization, Mr. Stump received an award of 500 phantom units under the MCT Phantom Plan. Messrs. Martin and Frost did not receive any phantom equity awards under the Prior Phantom Plans in 2021.

Phantom equity units awarded to Messrs. Martin and Stump in 2021 and prior years under the MCT Phantom Plan were subject to the following vesting conditions: (i) 25% would vest subject to the NEOs continued service with the MCT Group on each of the first four anniversaries of the NEOs employment commencement date, and would be accelerated in connection with a change in control of MCT Holdings; and (ii) 75% would vest if MCT Holdings’ investors realized a multiple on invested capital equal to at least 2.0x in connection with a change in control of MCT Holdings.

In connection with the Reorganization, the Prior Phantom Plans and all awards outstanding thereunder were terminated and replaced by a single phantom equity plan sponsored by Fathom OpCo and new awards thereunder, all of which contained terms and conditions that were substantially similar to the Prior Phantom Plans (the “Combined Phantom Plan”) and awards. The Combined Phantom Plan had a pool of phantom units equal to up to 10% of the total value receivable by common unit holders of Fathom OpCo on a sale of Fathom OpCo. Only 62.5% of the pool, or 6.25% of the total value receivable by common unit holders of Fathom OpCo on a sale of Fathom OpCo, had been granted prior to the Business Combination. Mr. Frost received a grant of 1,000 phantom units under the Combined Phantom Plan in July 2021 and Messrs. Martin and Stump’s awards under the Prior Phantom Plans were terminated and replaced by phantom units under the Combined Phantom Plan.

In connection with the closing of the Business Combination, all vested time-based phantom unit awards under the Combined Phantom Plan outstanding immediately prior to the consummation of the Merger and held by individuals who were employed by or performing services for Fathom OpCo or its subsidiaries or affiliates as of the Closing, were cancelled and replaced with grants of restricted shares of Fathom Class A common stock under the 2021 Omnibus Plan. The vesting restrictions on the restricted shares lapse on the date Fathom files a Form S-8 registration statement covering the shares of Fathom Class A common stock issuable under the 2021 Omnibus Plan; provided, that the holder is employed or performing services for Fathom on such date. These shares are also subject to the following transfer restrictions: (i) 25% of the shares may be traded upon the expiration of the lock-up period applicable to the shares of Fathom Class A common stock held by the CORE Investors and the CORE Affiliates; (ii) 25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (iii) 25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (iv)25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95% (the “Fathom Transfer Restrictions;” the capitalized terms used in clauses (i) through (iv) above in this sentence are defined below to the extent not previously defined).

In addition, in connection with the Business Combination, all unvested time-based phantom unit awards and performance-based phantom unit awards held by individuals who were employed by or performing services for Fathom OpCo or its subsidiaries or affiliates as of the Closing were cancelled and replaced with grants of restricted stock units (“RSUs”) with respect to Fathom Class A common stock under the 2021 Omnibus Plan, with time-based RSUs being granted to replace time-based phantom units and performance-based RSUs being granted to replace performance-based phantom units. The time-based vesting RSUs have the same vesting schedule as the cancelled time-based vesting phantom units. Once a time-based RSU is vested, any share deliverable to the RSU holder will be subject to the Fathom Transfer Restrictions.

The performance-based vesting RSUs vest subject to the holder’s continued service through each of the following vesting events:(i) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (ii) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (iii) 50% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95%.

For purposes of this section, the following terms have the following meanings:

“CORE Investors” means CORE Industrial Partners Fund I, L.P., a Delaware limited partnership, CORE Industrial Partners Fund I Parallel, L.P., a Delaware limited partnership, CORE Fund I Holdings-2, L.P., a Delaware limited partnership, and CORE Fund I Holdings-5 LP, a Delaware limited partnership.

“CORE Affiliates” means, with respect to the CORE Investors, any person directly controlled by, directly controlling or under direct common control with the CORE Investors. For the avoidance of doubt, CORE Affiliates shall not include co-investors of the CORE Investors.

“Investor Cumulative Sale Percentage” means, on any date of determination, in the case of a Going Public Transaction, a percentage equal to the quotient of (A) a number equal to the aggregate number of shares of Fathom Class A common stock subject to a Sell-Down by the CORE Investors and the CORE Affiliates from and after the consummation of Fathom OpCo’s Going Public Transaction and to and including such date, divided by (B) the aggregate number of shares of Fathom Class A common stock held by the CORE Investors and the CORE Affiliates upon the consummation of the Going Public Transaction and prior to any Sell-Down by the CORE Investors and the CORE Affiliates. The Investor Cumulative Sale Percentage may be adjusted to account for any stock splits, reverse stock splits, combinations, or similar structural changes to the shares of Fathom Class A common stock. For the avoidance of doubt, if, on the date of determination, the calculation of the Investor Cumulative Sale Percentage results in either the vesting of RSUs or the removal of certain restrictions on the transfer of shares of Fathom Class A common stock as described herein, then any release of any earn-out shares shall not negate the result of such vesting trigger being achieved or transfer restriction being removed.

“Going Public Transaction” means (i) the consummation of Fathom OpCo’s first underwritten Public Offering of its common stock under the Securities Act of 1933 ("Securities Act'), as amended, or (ii) whether in one or a series of transactions, any merger, consolidation or other business combination pursuant to which the business of Fathom OpCo is combined with that of a special purpose acquisition company or other blank-check company that has a class of equity securities publicly listed on the New York Stock Exchange or NASDAQ.

“Public Offering” means the sale in an underwritten public offering registered under the Securities Act of equity securities of Fathom OpCo or a corporate successor to Fathom OpCo.

“Sell-Down” means, with respect to any person, (i) any sale by such person pursuant to a registered public offering under the Securities Act, and (ii) any sale by such person to the public pursuant to Rule 144 promulgated under the Securities Act effected through a broker, dealer or market maker (other than pursuant to Rule 144(b) prior to a Public Offering).

Employee Stock Purchase Plan

In connection with the Business Combination, we adopted the Fathom 2021 Employee Stock Purchase Plan (“ESPP”), a broad-based benefit plan in which our employees, including our NEOs, may purchase shares of Fathom’s Class A common stock at up to a 15% discount. The ESPP includes an initial share reserve of 1,350,806 shares of Class A common stock issuance pursuant to future grants under the ESPP. The number of shares of Fathom Class A common stock initially reserved for issuance under the ESPP will automatically increase on the first trading day of each calendar year, beginning in 2023, by 1% of the total number of shares of Fathom Class A common stock outstanding on the last day of the prior calendar year.

Agreements with our NEOs

In connection with the closing of the Business Combination, each of our NEOs entered into new employment arrangements with Fathom that superseded their prior employment agreements with the company group. The material terms of each arrangement are described below.

Ryan Martin. Mr. Martin is party to an offer letter with Fathom, dated December 23, 2021 (the “Martin Offer Letter”), under which he serves as Chief Executive Officer of Fathom. The Martin Offer Letter provides for an annual base salary of $425,000 and, beginning in 2022, a target annual bonus opportunity equal to 100% of his annual base salary during the relevant performance period. Additionally, the letter provides that Mr. Martin is entitled to participate in the Severance Plan (as described in the Severance Plan section) and for the following unique benefits: (i) a capped monthly health premium of no more than $524 per month, (ii) reimbursement of the premiums for an individual life insurance policy with a face value of at least $1,000,000, and (iii) a monthly car allowance of $1,000.

Richard Stump. Mr. Stump is party to an offer letter with Fathom, dated December 23, 2021 (the “Stump Offer Letter”), under which he serves as Chief Commercial Officer of Fathom. The Stump Offer Letter provides for an annual base salary of $350,000 and, beginning in 2022, a target annual bonus opportunity equal to 60% of his annual base salary during the relevant performance period. Additionally, the letter provides that Mr. Stump is entitled to participate in the Severance Plan (as described in the Severance Plan section below).

Mark Frost. Mr. Frost is party to an amended and restated employment agreement with Fathom, dated December 23, 2021 (the “Frost Employment Agreement”), under which he serves as Chief Financial Officer of Fathom. The agreement provides for an annual base salary of $350,000 and a target annual bonus opportunity equal to 50% of his annual base salary in 2021 and 60% of his annual base salary in 2022. The Frost Employment Agreement also provides that Mr. Frost is entitled to certain unique benefits, including: (i) four weeks’ paid vacation, (ii) reimbursement of pre-approved and documented relocation and travel expenses, up to $40,000, and eligibility for reimbursement of additional relocation benefits in the future (if applicable) and (iii) payment or reimbursement for reasonable costs incurred by Mr. Frost for temporary housing and travel for up to five months following his start date, from his then-current home to a home near the Company’s offices.

In the case of a termination without cause by the Company or a resignation for Good Reason by Mr. Frost, he would be entitled to (i) salary continuation for 12 months following his termination date, (ii) payment of a pro rata portion of his annual bonus for the year of termination and (iii) up to 12 months of COBRA premiums for Mr. Frost and his dependents, less the amount Mr. Frost would have been required to contribute for such coverage if he was still an active employee. In the case of a “CIC Qualifying Termination” (as defined in the Frost Employment Agreement), any outstanding equity awards held by Mr. Frost under the Company’s then- current equity plan will vest. Mr. Frost is not a participant in the Company’s Severance Plan.

Under their arrangements, each NEO was eligible to participate in the same benefits on the same basis as other senior management of Fathom, as well as to participate in the 2021 Omnibus Plan. In addition, each NEO is bound by certain confidentiality and restrictive covenants under their employment agreements.

Severance Plan

On December 23, 2021, the Company's board of directors approved the Severance Plan, which provides for severance benefits to a select group of the Company’s senior-level executives who enter into participation agreements under the Severance Plan, including Messrs. Martin and Stump (the “Covered Executives”). Covered Executives may become entitled to severance benefits under the Severance Plan in the event a Covered Executive incurs an involuntary termination by the Company without Cause (as defined in the Severance Plan) or by the Covered Executive resigning for Good Reason (as defined in the Severance Plan), whether or not in connection with a Change in Control ("CIC") of the Company (as defined in the Severance Plan) (each, a “Qualifying Termination”). Severance benefits under the Severance Plan are determined based on a Covered Executive’s “Tier” and whether the Qualifying Termination of employment occurs within the three months prior to or 12 months following a Change in Control (a “CIC Qualifying Termination”) or not in connection with a Change in Control (“Non-CIC Qualifying Termination”).

In the event Messrs. Martin or Stump incur a Non-CIC Qualifying Termination, provided each NEO timely executes a release of claims and complies with applicable restrictive covenants, he will be entitled to (i) salary continuation for 18 months for Mr. Martin and 12 months for Mr. Stump following their termination date, (ii) payment of a pro rata portion of his annual bonus for the year of termination and (iii)COBRA premiums for each NEO and his dependents, less the amount the NEO would have been required to contribute for such coverage if he was still an active employee, for 18 months for Mr. Martin and 12 months for Mr. Stump.

In the event Messrs. Martin or Stump incur a CIC Qualifying Termination, provided each NEO timely executes a release of claims and complies with applicable restrictive covenants, he will be entitled to (i) a lump sum cash payment equal to 18 months and 12 months of base salary for Mr. Martin and Mr. Stump, respectively, (ii) a lump sum cash payment equal to the NEO’s target annual bonus as of the date of termination multiplied by 1.5x for Mr. Martin and 1.0x for Mr. Stump, and (iii) COBRA premiums for each NEO and his dependents, less the amount the NEO would have been required to contribute for such coverage if he was still an active employee, for 18 months for Mr. Martin and 12 months for Mr. Stump.

The Severance Plan also provides that in the event of a CIC Qualifying Termination, unvested time-vesting equity and long-term incentive awards will automatically vest in full, and any unvested performance-vesting equity and long-term incentive awards will be treated in accordance with the applicable plan and award agreement , with those granted under the 2021 Omnibus Plan generally vesting as described below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2021.

		Stock Awards (1)
Name	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(3)
Ryan Martin(5)	232,760	$1,843,459	1,629,317	$12,904,191
Richard Stump(6)	77,587	$614,490	543,106	$4,301,400
Mark Frost(7)	—	—	538,528	$4,265,142

(1) All awards reflected in this table were granted under the 2021 Omnibus Plan as substitute awards for pre-closing phantom units under the Combined Phantom Plan, as explained in more detail above under “2021 Omnibus Incentive Plan.”

(2) The figures in this column represent outstanding awards of time-based restricted stock units (“RSUs”). Messrs. Martin and Stump’s awards vest in two equal installments on January 7, 2022 and January 7, 2023 for Mr. Martin and September 23, 2022 and September 23, 2023 for Mr. Stump, in each case subject to the NEO’s continued service with Fathom through each applicable vesting date. The shares received upon vesting will be subject to the Fathom Transfer Restrictions.

(3) For purposes of this table, the market value of the RSUs and restricted stock is determined by multiplying the number of shares by $7.92, the closing price of one share of Fathom Class A common stock on December 31, 2021.

(4) The figures in this column represent (i) outstanding performance-based RSUs that vest subject to the NEOs continued service through each of the following vesting events: (a) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (b) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (c) 50% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95%, and (ii) outstanding restricted shares that vest subject to the NEO’s continued service on the date Fathom files its Form S-8 for its 2021 Omnibus Plan. The shares received upon vesting of the restricted shares will be subject to the Fathom Transfer Restrictions.

(5) Mr. Martin’s original MCT Phantom Units were granted on April 8, 2019, with such units being substituted with phantom units under the Combined Phantom Plans on July 7, 2021 and in turn subsequently substituted with RSUs and restricted shares granted under the 2021 Omnibus Plan on the Closing Date; Mr. Martin’s vesting commencement date was his first day of employment, January 7, 2019.

(6) 50% of Mr. Stump’s original MCT Phantom Units equity awards were granted on December 23, 2019 and 50% were granted on April 9, 2021, with such units being substituted with phantom units under the Combined Phantom Plans on July 7, 2021 and in turn subsequently substituted with RSUs and restricted shares granted under the 2021 Omnibus Plan on the Closing Date; Mr. Stump’s vesting commencement date for all awards was his first day of employment, September 23, 2019.

(7) Mr. Frost’s original Combined Phantom Plan Phantom Units were granted on July 7, 2021 with such units either vesting or being substituted with RSUs and restricted shares under the 2021 Omnibus Plan on the Closing Date; Mr. Frost’s vesting commencement date for all awards was his first day of employment, April 19, 2021.

Potential Payments Upon Termination or Change in Control

Our NEOs are eligible for certain severance benefits, to the extent they agree to execute a separation agreement and general release of claims, in connection with a termination without Cause by the Company or a resignation for good reason (as each term is defined in the Severance Plan for Messrs. Martin and Stump or the Frost Employment Agreement for Mr. Frost). In addition, Messrs. Martin and Stump are eligible for certain enhanced severance benefits if such termination without cause or resignation for Good Reason occurs in the period from three months prior, to 12 months following, a Change in Control of the Company (as defined in the Severance Plan). The severance arrangements as summarized above under “Severance Plan” for Messrs. Martin and Stump and “Agreements with our NEOs” for Mr. Frost.

In the event an NEO terminated without cause by the Company or resigns for good reason in the period from three months prior, or 12 months following, a Change in Control of the Company (as each term is defined in the Severance Plan for Messrs. Martin and Stump or the Frost Employment Agreement for Mr. Frost), any outstanding and unvested time-vesting awards held by the NEO under the 2021 Omnibus Plan will automatically vest in full on the NEO’s termination date. Furthermore, any outstanding performance-vesting awards held by the NEO under the 2021 Omnibus Plan will vest (i) at the greater of target performance and actual performance with respect to any performance period that has completed prior to the termination date and (ii) at target performance with respect to any performance period that has not yet commenced or not yet completed as of the termination date.

Director Compensation

The following table provides information concerning the compensation of each non-employee director who served on Fathom’s Board of Directors ("Board") in 2021.

Name(1)	Stock Awards	Total
	($)(2)	($)

TJ Chung(3)	—	—
John May(3)	—	—
Robert Nardelli	$ 236,925	$ 236,925
Carey Chen	$ 236,925	$ 236,925
Dr. Caralynn Nowinski Collens	$ 236,925	$ 236,925
Adam DeWitt	$ 236,925	$ 236,925
David Fisher	$ 236,925	$ 236,925
Maria Green	$ 236,925	$ 236,925
Peter Leemputte	$ 236,925	$ 236,925

(1) Each individual became a non-employee director of Fathom on December 23, 2021.

(2) The amount reported in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted to our non-employee directors (other than Messrs. Chung and May), computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718 based on the closing price of one share of Fathom common stock on December 23, 2021. As described below under “Director Compensation Program,” each of our non-employee directors (other than Messrs. Chung and May) received an initial RSU grant (consisting of 22,500 RSUs) under the 2021 Omnibus Plan in connection with the closing of the Business Combination. As of December 31, 2021, our non-employee directors each held the following unvested equity awards:

Name	Time-Vesting RSUs (#)	Performance-Vesting RSU's (#)	Restricted Shares (#)
TJ Chung	—	—	—
John May	—	—	—
Robert Nardelli	61,293	232,760	38,793
Carey Chen	41,897	1,143,199	104,965
Dr. Caralynn Nowinski Collens	22,500	—	—
Adam DeWitt	22,500	—	—
David Fisher	22,500	—	—
Maria Green	22,500	—	—
Peter Leemputte	79,546	171,136	—

(3) Messrs. Chung and May were not eligible for director compensation in 2021.

Director Compensation Program

Following the closing of the Business Combination, we adopted a non-employee director compensation program, which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Fathom stock to further align their interests with those of our stockholders. The new program will provide the following compensation for non-employee directors going forward:

• An annual cash retainer of $50,000;

• An initial equity award of 22,500 RSUs and an annual equity award with a target grant date fair value equal to $150,000, to be granted each year at the annual meeting of the Company’s stockholders;

• An annual cash retainer of $20,000 for the chair of the audit committee, $15,000 for the chair of the compensation committee and $10,000 for the chair of the nominating and corporate governance committee;

• An annual cash retainer of $10,000 for other members of the audit committee, $7,500 for other members of the compensation committee, and $5,000 for other members of the nominating and corporate governance committee; and

• An additional annual retainer of $50,000 for serving as our non-executive chair and, if applicable, $20,000 for serving as our lead director.

Each initial grant of equity-based awards described above will vest in substantially equal annual instalments on each of the first three anniversaries of the grant date and were awarded on December 23, 2021 to each of our non-employee directors (other than Messrs. Chung and May). Each annual grant of equity-based awards described above will vest in full on the first anniversary of the grant date, or in such other circumstances as set forth in the applicable award agreement. Messrs. Chung and May, each affiliates of the CORE Investors, and Mr. Martin, the Chief Executive Officer of the Company, are not entitled to receive any compensation for serving on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of

Company common stock as March 1, 2022 by:

• each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;

• each of the Company’s officers and directors; and

• all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possess sole or shared voting or investment power over that security, including options, warrants and other securities that are currently exercisable or exercisable within 60 days. Company stock issuable upon the exchange of Fathom OpCo Units and the exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The percentages of beneficial ownership of Company common stock are based on 51,608,262 shares of Fathom Class A common stock and 84,294,971 shares of Fathom Class B common stock issued and outstanding as of March 28, 2022. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Fathom common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of shares of Fathom Class A Common Stock	%	Number of shares of Fathom Class B Common Stock	%	% of Total Voting Power**
Directors and Executive Officers of Fathom
Carey Chen(1)	104,965	*	—	—	*
TJ Chung(1)	—	—	—	—	—
Adam DeWitt(1)	—	—	—	—	—
Dr. Caralynn Nowinski Collens(1)	—	—	—	—	—
David Fisher(1)	—	—	—	—	—
Mark Frost(1)	134,632	*	—	—	*
Maria Green(1)	—	—	—	—	—
Peter Leemputte(1)	14,261	*	—	—	*
Ryan Martin(1)	349,139	*	—	—	*
John May(1)	86,662,596	74.90%	63,377,883	75.20%	63.10%
Robert Nardelli(1)	183,985	*	145,192	*	*
Richard Stump(1)	77,587	*	—	—	*
All Directors and Executive Officers of Fathom as a Group (12 Individuals)	86,531,956	74.80%	63,523,075	75.40%	63.80%
Five Percent Holders
Altimar Sponsor II, LLC(2)	4,647,500	9.00%	—	—	3.40%
CORE Funds(3)	85,798,027	74.60%	63,377,883	75.20%	63.10%
Siguler Guff Funds(4)	16,541,865	30.70%	2,300,994	2.70%	12.20%

* Less than one percent

** Percentage of total voting power represents voting power with respect to all Fathom Class A common stock and Fathom Class B common stock, as a single class

(1) The business address of the holder is 1050 Walnut Ridge Drive, Hartland, WI 53029.

(2) The business address of the holder is 40 West 57th Street, 33rd Floor, New York, NY10019.

(3) Represents shares held directly by CORE Industrial Partners Fund I, LP (“CORE Fund I”) and CORE Industrial Partners Fund I Parallel, LP (“CORE Parallel Fund I” and, collectively with CORE Fund I, the “CORE Funds”). CORE Industrial Fund Partners GP I, LLC (“CORE Fund I GP”) is the sole general partner of each of the CORE Funds. John May is the managing member of CORE Fund I GP. Consequently, Mr. May and CORE Fund I GP may be deemed the beneficial owners of the shares held by the CORE Funds. The principal business address of each of the CORE Funds and CORE Fund I GP is 150 North Riverside Drive, Suite 2050, Chicago, IL 60606. The principal business address of Mr. May is 201 South Biscayne Boulevard, Suite 1450, Miami, FL 33131. 6,386,341 shares of Class A common stock and New Fathom Units held by the CORE Funds that constitute Earnout Shares (as defined herein) are not reflected in the above table.

(4) Represents shares held directly by Siguler Guff Small Buyout Opportunities Fund III,LP (“SBOF III”), Siguler Guff Small Buyout Opportunities Fund III (F), LP (“SBOF III (F)”), Siguler Guff Small Buyout Opportunities Fund III (C), LP (“SBOF III (C)”), Siguler Guff Small Buyout Opportunities III (UK), LP (“SBOF III (UK)”), Siguler Guff HP Opportunities Fund II,LP (“SG HP”), and Siguler Guff Americas Opportunities Fund, LP (“SG Americas” and, together with SBOFIII, SBOF III (F), SBOF III (C), SBOF III (UK) and SG HP the “SG Funds”). SBOF III, SBOF III (F) and SBOFIII (C) are each controlled by Siguler Guff SBOF III GP, LLC (“SBOFIII GP”). SBOF III (UK) is controlled by Siguler Guff SBOF III (UK) GP, LLP (“SBOF III (UK) GP”). SG HP is controlled by Siguler Guff HP II GP, LLC (“SG HPGP”). SG Americas is controlled by Siguler Guff Americas GP, LLC (“SG Americas GP” and together with SBOF III GP, SBOF III (UK) GP and SG HP GP, the “SG GPs”). Each of the SG GPs is controlled by its sole member, Siguler Guff Capital, LP, which is controlled by Andrew Guff and George Siguler. Consequently, the SG GPs, Siguler Guff Capital, LP, Andrew Guff and George Siguler may be deemed the beneficial owners of the shares held by the SG Funds. The principal business address of SBOF III (UK) and SBOF III (UK) GP is 3rd Floor North Side Dukes Court, 32 Duke Street, St James’s, London SW1Y 6DF. The principal business address of the SG Funds (except for SBOF III (UK)), the SG GPs (except for SBOF III (UK) GP), Siguler Guff Capital, LP, Andrew Guff and George Siguler is 200 Park Ave, 23rd Floor, New York, NY 10166.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Investor Rights Agreement

At the Closing of the Business Combination, Fathom entered into an investor rights agreement (the “Investor Rights Agreement”) with the CORE Investors, and certain other equity holders of Fathom and/or Fathom OpCo named therein. The Investor Rights Agreement provides for an initial ten-person Board, consisting of nine individuals to be designated by the CORE Investors, which initially include Carey Chen, TJ Chung (Chair), Dr. Caralynn Nowinski Collens, David Fisher, Maria Green, Peter Leemputte, Ryan Martin, John May, and Robert Nardelli, and Adam DeWitt, an independent director who was mutually agreed upon by the CORE Investors and the Sponsor in accordance with the terms of the Investor Rights Agreement.

Under the Investor Rights Agreement, the CORE Investors have certain continued nomination rights for a number of directors ranging from the majority of the board to one director, while they beneficially own shares of common stock in excess of certain ownership percentages of the amount owned by the CORE Investors at Closing, as determined in accordance with the Investor Rights Agreement. In particular, from and after the Closing Date, the CORE Investors have the right, but not the obligation, to nominate to the Board a number of designees equal to at least: (i) a majority of the Board’s seats, so long as the CORE Investors beneficially own shares of common stock representing at least 50% of the total shares of Fathom common stock beneficially owned by the CORE Investors immediately after the Closing (the “Original Amount”), (ii) 35% of the Board’s seats, in the event that the CORE Investors beneficially own shares of common stock representing at least 20% but less than 35% of the Original Amount, 20% of the Board’s seats, in the event that the CORE Investors beneficially own shares of common stock representing at least 10% but less than 20% of the Original Amount, and (iv) one director, in the event that the CORE Investors beneficially own shares of common stock representing at least 5% of the Original Amount. For purposes of calculating the number of directors that the CORE Investors are entitled to nominate pursuant to the immediately preceding sentence, any fractional amounts shall automatically be rounded up to the nearest whole number (e.g.,1-1/4 directors shall equate to 2 directors) and any such calculations shall be made after taking into account any increase in the size of the Board. In addition, for so long as the CORE Investors beneficially own shares of common stock representing at least 5% of the Original Amount, CORE Investors will have the right to designate a person to attend meetings of the Board (including any meetings of any committees thereof) in a non-voting observer capacity.

The parties to the Investor Rights Agreement agreed (subject to exceptions for permitted transfers) to a contractual lock-upon the sale of Class A common stock held by them for the period beginning December 23, 2021, the closing date of the Business Continuation (the "Closing Date") and ending one hundred eighty (180) days thereafter (the “Lock-Up Period”).

In addition, the CORE Investors and the other parties to the Investor Rights Agreement agreed to the vesting terms of the Earnout Shares. After expiration of the Lock-Up Period, the unvested Earnout Shares will not be transferable and those already vested Earnout Shares will only be transferable to those permitted transferees under the Investor Rights Agreement. In the event that any unvested Earnout Shares have not vested on or prior to the fifth anniversary of the Closing Date, those Earnout Shares that have not vested will automatically be forfeited and surrendered to Fathom for no consideration.

Registration Rights Agreement

At the Closing of the Business Combination, Fathom also entered into a registration rights agreement with the Legacy Fathom Owners, the Sponsor and the other parties thereto (the “Registration Rights Agreement”). Under the terms of the Registration Rights Agreement, Fathom granted to the Legacy Fathom Owners (including the CORE Investors), the Sponsor and certain of the former members of the Altimar II Board customary demand, shelf and piggyback registration rights. Fathom is required to file within thirty days of the Closing a shelf registration statement registering the public resale of the shares of common stock and Warrants of Fathom held by such stockholders (the “Shelf Registration Statement”), and cause the Shelf Registration Statement to be declared effective as promptly as practicable after the filing thereof and no later than the earlier of (A) 60 calendar days after the filing thereof (or, in the event the Securities and Exchange Commission (the “SEC”) reviews and has written comments to the Shelf Registration Statement, the 90th calendar day following the filing thereof) and (B) the 10th business day after the date Fathom is notified (orally or in writing, whichever is earlier) by the SEC that it will not review the Shelf Registration Statement.

Fathom Operating Agreement

On the Closing Date, Fathom OpCo, Fathom and the other members named therein entered into the Fathom Operating Agreement which provides, among other things, that Fathom will serve as the managing member of Fathom OpCo, and for a redemption right with respect to vested New Fathom Units. Pursuant to the terms of the redemption right, each vested New Fathom Unit will be redeemable, subject to certain limitations, for either one share of Class A common stock, or, at Fathom’s or Fathom OpCo’s election, cash of an equivalent value, pursuant to and in accordance with the terms of the Fathom Operating Agreement.

Subject to certain limitations, Fathom, as the managing member of Fathom OpCo, will have the sole authority to manage the business, properties and affairs of Fathom OpCo in accordance with the Fathom Operating Agreement and applicable law. Pursuant to the Fathom Operating Agreement, except with respect to “tax distributions” described below, Fathom has the right to determine when distributions will be made to the members of Fathom OpCo and the amount of any such distributions, subject to certain limitations provided therein. The Fathom Operating Agreement provides for mandatory “tax distributions” to the members of Fathom OpCo if the taxable income of Fathom OpCo gives rise to taxable income for its members (including Fathom), and previous distributions to the members with respect to the applicable taxable period are less in the aggregate than the amount of such members’ income tax liability with respect to such taxable income.

Tax Receivable Agreement

In connection with the Closing of the Business Combination, Fathom entered into the Tax Receivable Agreement ("TRA") by and among Fathom, Fathom OpCo, each of the Exchange TRA Parties (as defined in the TRA) party thereto, each of the Blocker TRA Parties (as defined in the TRA party thereto and CORE Industrial Partners Management LP, in its capacity as TRA Party Representative (as defined in the TRA). Pursuant to the TRA, Fathom will be required to pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes of Fathom or the Blockers (as defined in the TRA) at the time of the Business Combination, any increases in tax basis and other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any increases in tax basis and other tax benefits resulting from any exchange of New Fathom Units for shares of Class A common stock or cash in the future or from any payment under the TRA.

The TRA provides that, in certain events, including a change of control, breach of a material obligation under the TRA, or Fathom’s exercise of early termination rights, Fathom’s obligations under the TRA will accelerate and Fathom will be required to make a lump-sum cash payment to the Exchange TRA Parties and the Blocker TRA Parties (each as defined in the TRA) and other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Fathom’s future taxable income.

Forfeiture and Support Agreement

Pursuant to the Forfeiture and Support Agreement, dated as of July 15, 2021 and subsequently amended on November 16, 2021 (the “Forfeiture and Support Agreement”), (a) the Sponsor waived, on behalf of itself and the other Altimar II Founders effective upon the Closing, as holder of a majority of Altimar II’s Class B ordinary shares prior to the Domestication and a majority of the shares of Class C common stock outstanding as a result of the Domestication, the anti-dilution adjustments set forth in Altimar II’s prior Amended and Restated Memorandum and Articles of Association and Altimar II’s Certificate of Incorporation filed in connection with the Business Combination, (b) the Sponsor (along with the other Altimar II Founders) forfeited and surrendered for no additional consideration 2,857,500 shares of Class A common stock which would have been received by the Altimar II Founders upon the automatic conversion of their shares of Class C common stock at the Closing, and (c) the Altimar II Founders’ shares of Class A common stock following the Business Combination are subject to certain transfer restrictions.

Under the Forfeiture and Support Agreement, the Sponsor also provided funds to Altimar II to satisfy the funding of certain transaction expenses, after utilizing the unused portion of the working capital amount funded by the Sponsor to Altimar II prior to the execution of the Business Combination Agreement, that were in excess of the aggregate $27,000,000 cap referenced in the Business Combination Agreement. All obligations of Altimar II to the Sponsor for borrowed money or any payments made to or on behalf of Altimar II were settled in cash and not through the issuance of Warrants or other equity securities of Altimar II.

Financing Arrangement Fee

At the Closing, the Core Investors were paid a transaction fee of $5.0 million by Fathom OpCo for financing arrangement services provided to Fathom OpCo in connection with the Business Combination and the New Credit Agreement.

Fathom Precision International Ltd.

For the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, certain employees of the Company, including Mr. Stump, had a non-controlling ownership interest in an affiliated entity, Fathom Precision International Ltd., which supplies services to the Company. Purchases from such affiliate totaled $700, $9,165, and $6,438 for the 2021 Successor Period, the 2021 Predecessor Period, and the 2020 Predecessor Period, respectively.

Management Services Agreement

MCT Holdings and Incodema Holdings entered into a management services agreement with an entity related through common ownership to the majority member in August 2018 and July 2020, respectively. For the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, the Company incurred expenses related to such management fees of approximately $0, $1,732, and $722, respectively. This agreement terminated in connection with the closing of the Business Combination.

April Reorganization

On April 30, 2021, Incodema Holdings, and MCT Holdings were recapitalized through an exchange of equity, pursuant to which each member of Incodema Holdings and each member of MCT Holdings exchanged their equity interests in Incodema Holdings or MCT Holdings, respectively, for equity interests in Fathom OpCo. As a result of this reorganization, each of Incodema Holdings and MCT Holdings are wholly owned subsidiaries of Fathom OpCo.

Nardelli Investment

On November 19, 2019, Robert Nardelli purchased 1,250 Class A Preferred Units and 1,250 Class B Common Units of MCT Holdings for an aggregate purchase price of $125,000. On April 30, 2021, Mr. Nardelli exchanged these units of MCT Holdings for equity interests in Fathom OpCo in connection with the reorganization described above under the section entitled,“— Fathom OpCo Related Person Transactions — April Reorganization.” Mr. Nardelli became a member of Fathom’s Board following the Business Combination.

Fisher Investment

On February 15, 2019, David Fisher purchased $250,000 of limited partner interests in CORE Industrial Partners Fund I, L.P., an affiliate of the CORE Investors. Mr. Fisher became a member of Fathom’s Board following the Business Combination.

Related Party Transaction Policy

Our Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which Fathom or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of the Fathom’s officers or one of Fathom’s directors;

•	any person who is known by Fathom to be the beneficial owner of more than five percent (5%) of its voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Fathom will have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee will have the responsibility to review related party transactions.

All of the transactions described in this section were entered into prior to the adoption of this policy. Certain of the foregoing disclosures are summaries of certain provisions of our related party agreements, and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. Copies of certain of the agreements (or forms of the agreements) have been filed as exhibits to this Annual Report on Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.

Indemnification

We have entered into indemnification agreements with each of our directors and executive officers which provide that we will indemnify such directors and executive officers under the circumstances and to the extent provided for therein, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements, or other amounts arising from any and all threatened, pending, or completed claim, demand, action, suit, or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and including appeals, in which he or she may be involved, or is threatened to be involved, as a party or otherwise, to the fullest extent permitted under Delaware law and our by-laws.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent, subject to the controlled company exception. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Immediately following the completion of the Business Combination, the CORE Investors beneficially owned approximately 63.1% of our Class A common stock and Class B common stock, which will generally vote together as a single class on matters submitted to a vote of our stockholders, including the election of directors. Because more than 50% of the voting power for the election of directors of Fathom is held by the CORE Investors, Fathom is a “controlled company” under the NYSE listing requirements. If Fathom were to elect to take advantage of available listing requirement exemptions as a “controlled company” under the NYSE listing standards, Fathom would not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee consisting solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee consisting solely of independent directors; and (iv) director nominees selected, or recommended for our board’s selection, either by a majority of the independent directors or a nominating committee consisting solely of independent directors. Fathom may in the future elect to take advantage of the foregoing controlled company exemptions from the NYSE board and board committee independence requirements, but it has elected initially to comply with the independence requirements applicable to non-controlled companies.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by our principal accountant, Grant Thornton LLP ("GT") for the 2021 predecessor and 2021 successor periods, and the year ended December 31, 2020:

	2021	2020(1)
Audit Fees(2)	$2,019	-
Audit-Related Fees(3)	$1,563	-
Tax Fees(4)	-	-
All Other Fees(5)	-	-
Net Change in Cash and Cash Equivalents	$3,582	-

(1) Altimar Acquisition Corp II, which changed its name to Fathom Digital Manufacturing Corporation in December 2021, began operations in February 2021 and, as such, did not have a principal accountant for the year ended December 31, 2020.

(2) "Audit Fees" consist of fees and expenses billed for professional services rendered for the audit of our consolidated financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees billed by GT in 2021 include audit services related to the Business Combination.

(3) "Audit-Related Fees" consist of fees billed for assurance and related services that are reasonable related to performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees". These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(4) "Tax Fees", if applicable, would consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay GT for such tax services and advice for the 2021 predecessor period and 2021 successor period, and the year ended December 31, 2020.

(5) "All Other Fees" consist of fees billed for all other services. We did not pay GT for other services for the 2021 predecessor period, and 2021 successor period, and the year ended December 31, 2020.

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves services to be provided by GT and also considers and is required to pre-approve the engagement of GT for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of the report:
(1)
Consolidated financial statements:

See Index to Financial Statements on page F-1.

(2)
Financial statement schedules:

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or the related notes.

(3)
See the Exhibit Index on the following page.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit Number	Description

2.1†

Business Combination Agreement, dated as of July 15, 2021, by and among Altimar Acquisition Corp. II, Fathom Holdco, LLC and the other parties thereto (incorporated by reference to Annex C of the proxy statement/prospectus contained in and forming a part of Altimar II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed on November 30, 2021).

2.2†

Amendment No. 1 to Business Combination Agreement, dated as of November 16, 2021, by and among Altimar II, Fathom Holdco, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to Altimar II’s Current Report on Form 8-K filed with the SEC on November 16, 2021).

3.1	Certificate of Domestication of Altimar Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.2	Certificate of Incorporation of Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 3.2 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.3	Amended and Restated Bylaws of Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.1

Warrant Agreement, dated February 4, 2021, by and between Altimar Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Altimar II’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

10.1

Tax Receivable Agreement, dated as of December 23, 2021, by and among Fathom Digital Manufacturing Corporation, Fathom Holdco, LLC and the other parties thereto(incorporated by reference to Exhibit 10.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.2

Investor Rights Agreement, dated as of December 23, 2021, by and among Fathom Digital Manufacturing Corporation and the other parties thereto (incorporated by reference to Exhibit 10.2 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.3

Registration Rights Agreement, dated December as of December 31, 2021, by and among Fathom Digital Manufacturing Corporation, Altimar Sponsor II, LLC and the other parties thereto (incorporated by reference to exhibit 10.3 to Fathom's Current Report on Form 8-K filed with the SEC on December 30, 2021.

10.4

Second Amended and Restated Limited Liability Company Agreement of Fathom Holdco, LLC, dated as of December 23, 2021 (incorporated by reference to Exhibit 10.4 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30,2021).

10.5

Credit Agreement, dated as of December 23, 2021, among Fathom Guarantor, LLC, Fathom Borrower, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent(incorporated by reference to Exhibit 10.5 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30,2021).

10.6#

Form of Fathom Digital Manufacturing Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Annex H of the preliminary proxy statement/prospectus contained in and forming a part of Altimar II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed with the SEC on November 30, 2021).

10.7#

Form of Fathom Digital Manufacturing Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Annex I of the preliminary proxy statement/prospectus contained in and forming a part of Altimar II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed with the SEC on November 30, 2021).

10.8 #	Form of Rollover RSU Award Agreement (incorporated by reference to Exhibit 10.8 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.9#	Form of Initial RSU Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.10*#	Form of Employee Restricted Share Award Agreement (Business Combination Phantom Equity Settlement)
10.11#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.12#

Letter agreement regarding terms of employment dated December 23, 2021 by and between Fathom Digital Manufacturing Corporation and Ryan Martin (incorporated by reference to Exhibit 10.11 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.13#

Letter agreement regarding terms of employment dated December 23, 2021 by and between Fathom Digital Manufacturing Corporation and Richard Stump (incorporated by reference to Exhibit 10.12 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.14#

Employment Agreement dated as of December 23, 2021 by and between Fathom Digital Manufacturing Corporation and Mark Frost (incorporated by reference to Exhibit 10.13 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.15#

Fathom Digital Manufacturing Corporation Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.14 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.16#	Form of Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.15 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management plan or compensatory arrangement.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fathom Digital Manufacturing Corporation

Date: April 8, 2022	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Power of attorney

Each person whose signature appears below appoints Ryan Martin and Mark Frost, and each of them, any of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof .

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated below as of April 8, 2022.

Name	Title	Date

/s/ Ryan Martin	Director and Chief Executive Officer	April 8, 2022
Ryan Martin	(Principal Executive Officer)

/s/ Mark Frost	Chief Financial Officer	April 8, 2022
Mark Frost	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carey Chen	Director	April 8, 2022
Carey Chen

/s/ TJ Chung	Director	April 8, 2022
TJ Chung

/s/ Caralynn Nowinski Collens	Director	April 8, 2022
Caralynn Nowinski Collens

/s/ Adam DeWitt	Director	April 8, 2022
Adam DeWitt

/s/ David Fisher	Director	April 8, 2022
David Fisher

/s/ Maria Green	Director	April 8, 2022
Maria Green

/s/ Peter Leemputte	Director	April 8, 2022
Peter Leemputte

/s/ John May	Director	April 8, 2022
John May

/s/ Robert Nardelli	Director	April 8, 2022
Robert Nardelli

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 (Successor) and 2020 (Predecessor)	F-3

Consolidated Statements of Comprehensive Income (Loss) for the Periods From December 23 - 31, 2021 (Successor), January 1 - December 22, 2021 (Predecessor) and January 1 - December 31, 2020 (Predecessor)

F-4
Consolidated Statement of Shareholders’ Equity and Redeemable Non-controlling Interest for the Period Ended December 31, 2021 (Successor)	F-5
Consolidated Statement of Class A Contingently Redeemable Class A Preferred Units and Members' for the Period Ended December 22, 2021 (Predecessor)	F-6
Consolidated Statement of Class A Contingently Redeemable Class A Preferred Units and Members' for the Period Ended December 31, 2020 (Predecessor)	F-6
Consolidated Statements of Cash Flows for the Periods From December 23 - 31, 2021 (Successor), January 1 - December 22, 2021 (Predecessor) and January 1 - December 31, 2020 (Predecessor)	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fathom Digital Manufacturing Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Fathom Digital Manufacturing Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2021, the related consolidated statements of comprehensive income (loss), shareholders’ equity and redeemable non controlling interest (Successor), and cash flows for the period from December 23, 2021 to December 31, 2021 and the consolidated balance sheet of Fathom Holdco, LLC (a Delaware limited liability company) and subsidiaries (the “Predecessor”) as of December 31, 2020, the related consolidated statements of comprehensive income (loss), Class A contingently redeemable preferred units and members’ equity (Predecessor), and cash flows for the year then ended and the period from January 1, 2021 to December 22, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from December 23, 2021 to December 31, 2021 (Successor) and the financial position as of December 31, 2020 (Predecessor) and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2021 to December 22, 2021 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Milwaukee, WI

April 8, 2022

Consolidated Balance Sheets(2)

(In thousands, except share and unit amounts)

	December 31,
	2021 (Successor)	2020 (Predecessor)
Assets
Current assets
Cash	$20,357	$8,188
Accounts receivable, net	25,367	15,563
Inventory	13,165	6,325
Prepaid expenses and other current assets	1,836	2,598
Total current assets	60,725	32,674
Property and equipment, net	44,527	26,386
Intangible assets, net	269,622	83,466
Goodwill	1,189,464	63,215
Other non-current assets	2,036	1,038
Total assets	$1,566,374	$206,779
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(1)	9,409	4,404
Accrued expenses	5,957	4,181
Other current liabilities	2,058	2,778
Contingent consideration	2,748	4,066
Current portion of debt	29,697	2,853
Total current liabilities	49,869	18,282
Long-term debt, net	120,491	90,486
Fathom earnout shares liability	64,300	-
Sponsor earnout shares liability	9,380	-
Long-term contingent consideration	850	7,373
Deferred tax liability	17,570	-
Other noncurrent liabilities	4,655	514
Warrant liability	33,900	-
Payable to related parties pursuant to the tax receivable agreement	4,600	-
Total liabilities	305,615	116,655
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Class A contingently redeemable preferred units; $100 par value, authorized 1,167,418 units, issued and outstanding as of December 31, 2020.	-	54,105
Redeemable non-controlling interest in Fathom OpCo	841,982	-
Shareholders' and Members' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 50,785,656 issued and outstanding as of December 31, 2021	5	-
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; 84,294,971 shares issued and outstanding as of December 31, 2021	8	-
Class C common stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021	-	-
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2021	-	-
Class A common units; $100 par value, authorized 5,480,611 unit, issued and outstanding 5,480,611 units as of December 31, 2020	-	35,869
Class B common units; $100 par value, authorized 2,242,981 units, issued and outstanding 2,242,981 units as of December 31, 2020	-	14,450
Additional paid-in-capital	466,345	-
Accumulated other comprehensive loss	-	(68)
Accumulated deficit	(47,581)	(14,232)
Members' equity	-	36,019
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	418,777	-
Total Members' Equity and Class A contingently redeemable preferred equity (Predecessor)	-	90,124
Total Liabilities, Shareholders’ Equity, Members' Equity, Redeemable Non-Controlling Interest and Class A Contingently Redeemable Preferred Equity	$1,566,374	$206,779

(1) Inclusive of accounts payable to related parties of $1,246 and $541 as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively.

(2) See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)(5)

(In thousands, except units, shares, per unit, and per share amounts)

	Period From
	December 23 - 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)

Revenue	$4,840	$147,356	$61,289
Cost of revenue (1) (2)	2,725	90,278	33,064
Gross profit	2,115	57,078	28,225
Operating expenses
Selling, general, and administrative (3)	3,133	37,507	24,642
Depreciation and amortization	416	10,357	4,672
Total operating expenses	3,549	47,864	29,314
Operating (loss) income	(1,434)	9,214	(1,089)
Interest expense and other (income) expense
Interest expense	251	13,063	3,635
Other expense	308	21,007	3,824
Other income	(35,460)	(5,174)	(585)
Total interest expense and other (income) expense, net	(34,901)	28,896	6,874
Net income (loss) before income tax	$33,467	$(19,682)	$(7,963)
Income tax benefit	(3)	(3,208)	-
Net income (loss)	$33,470	$(16,474)	$(7,963)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(968)	-	-
Net income attributable to controlling interest	34,438	-	-
Comprehensive income (loss):
Gain (loss) from foreign currency translation adjustments	-	113	(68)
Comprehensive income (loss), net of tax	$34,438	$(16,361)	$(8,031)
Earnings per Share:
Net income (loss) per unit attributable to Class A and Class B common unit holders (4)
Basic and Diluted		$(3.33)	$(2.68)
Weighted average Class A and Class B units outstanding
Basic and Diluted		7,723,592	5,227,816
Net income per share attributable to shares of Class A common stock
Basic	$0.68
Diluted	$0.25
Weighted average shares outstanding
Basic	50,785,656
Diluted	135,839,973

(1)
Inclusive of $94, $5,751, and $2,567 of depreciation and amortization for the periods ended December 23 - 31, 2021, January 1 - December 22, 2021, and January 1 - December 31, 2020, respectively.
(2)
Inclusive of $700, $9,165, and $4,434 of cost of revenue related to inventory purchases from a related party for the periods ended December 23 - 31, 2021, January 1 - December 22, 2021, and January 1 - December 31,2020, respectively. See Note 17.
(3)
Inclusive of $0, $1,723, and $722 of management fees incurred to a related party for the periods ended December 23 - 31, 2021, January 1 - December 22, 2021, and January 1 - December 31 2020, respectively. See Note 17.
(4)
Basic and diluted net loss per unit amounts are the same for both Class A common units and Class B common units. See Note 13.
(5)
See accompanying notes to the consolidated financial statements.

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest (Successor)(1)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
Successor:	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at December 23, 2021	50,785,656	$5	84,284,971	$8	$466,206	$(82,019)	$384,200	$842,950
Equity based compensation	-	-	-	-	139	-	139	-
Net income	-	-	-	-	-	34,438	34,438	(968)
Balance at December 31, 2021	50,785,656	$5	84,284,971	$8	$466,345	$(47,581)	$418,777	$841,982

(1) See accompanying notes to the consolidated financial statements.

Consolidated Statement of Class A Contingently Redeemable Preferred Units and Members' Equity(1) (Predecessor)

(In thousands, except unit amounts)

	Class A Contingently Redeemable Preferred Equity		Class A Common Units		Class B Common Units
Predecessor	Number of Units	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	702,493	$31,836	2,883,452	$18,701	1,567,546	$10,467	$(6,269)	$-	$22,899
Members’ contributions	423,083	20,759	2,597,159	17,168	380,906	2,518	-	-	19,686
Share based compensation	-	-	-	-	-	34	-	-	34
Issuance of member interests	41,842	1,510	-	-	294,529	1,431	-	-	1,431
Net loss	-	-	-	-	-	-	(7,963)	-	(7,963)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(68)	(68)
Balance at December 31, 2020	1,167,418	54,105	5,480,611	35,869	2,242,981	14,450	(14,232)	(68)	$36,019

Balance at January 1, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,232)	$(68)	$36,019
Share based compensation	-	-	-	2,649	-	-	-	-	2,649
Net loss	-	-	-	-	-	-	(16,474)	-	(16,474)
Foreign currency translation adjustment	-	-	-	-	-	-	-	113	113
Balance at December 22, 2021	1,167,418	$54,105	5,480,611	$38,518	2,242,981	$14,450	$(30,706)	$45	$22,307

(1) See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows(1)

(In thousands)

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$34,438	$(16,474)	$(7,963)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	60	700	445
Depreciation and amortization included in cost of revenue	72	4,873	2,567
Amortization of intangible assets	378	10,535	4,227
Loss on disposal of property, plant and equipment	-	307	214
Loss on extinguishment of debt	-	2,031	-
Gain on PPP forgiveness	-	(1,624)	-
Foreign currency translation adjustment	-	113	(68)
Bad debt expense	-	373	223
Share-based compensation	139	2,649	34
Deferred taxes	(3)	-	-
Non-controlling interest	(968)	-	-
Change in fair value of Fathom earnout shares liability	(23,860)	(3,550)	1,055
Change in fair value of Sponsor earnout shares liability	(3,400)	-	-
Change in fair value of tax receivable agreement	300	-	-
Change in fair value of Warrant liability	(8,200)	-	-
Amortization of debt financing costs	16	3,126	205
Changes in operating assets and liabilities that provided cash:
Accounts receivable	(356)	(5,404)	1,063
Inventory	(340)	(961)	(356)
Prepaid expenses and other assets	1,249	(2,937)	(653)
Accounts payable	(100)	9,541	595
Accrued liabilities and other	1,096	3,925	282
Net cash provided by operating activities	521	7,223	1,870

Cash Flows from Investing Activities
Purchase of property and equipment	-	(8,972)	(1,626)
Cash used for acquisitions, net of cash acquired	-	(67,428)	(94,412)
Net cash used in investing activities	-	(76,400)	(96,038)

Cash Flows from Financing Activities
Proceeds from debt	-	183,500	65,124
Payments on debt	-	(104,091)	(1,679)
Proceeds from term loan and revolver	-	-	-
Payment of debt issuance costs	-	(3,259)	(1,207)
Proceeds from issuance of members’ units	-	-	40,445
Distributions to unitholders	-	-	-
Cash paid for contingent consideration	-	(5,584)	(1,353)
Net cash provided by financing activities	-	70,566	101,330

Net increase in cash	521	1,389	7,162

Cash, beginning of period	19,836	8,188	1,026
Cash, end of period	$20,357	$9,577	$8,188

Supplemental Cash Flows Information:
Cash paid for interest	700	9,436	3,491
Cash paid for taxes	-	62	11
Cash paid to related parties (Note 17)	700	11,252	6,879

Significant non-cash transactions:
Issuance of member interests for acquisitions	-	-	2,941
Initial recognition of contingent consideration for acquisitions	-	1,295	11,737

(1) See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

(dollars in thousands, unless otherwise noted)

Note 1 - Nature of Business

Fathom Digital Manufacturing Corporation (“Fathom” or, the “Company”) was incorporated as a Delaware corporation on December 23, 2021. Fathom was previously named Altimar Acquisition Corp. II ("Altimar II") before deregistering as an exempted company in the Cayman Islands. Fathom, through its consolidated subsidiary, Fathom Holdco, LLC (“Fathom OpCo”), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and manufacturing services to many of the largest and most innovative companies in the world.

Fathom OpCo was formed on April 16, 2021 as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”).

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements comprise the financial statements of Fathom and its controlled subsidiaries for the nine-day period from December 23, 2021 to December 31, 2021 (the "2021 Successor Period"), the financial statements of Fathom OpCo and its controlled subsidiaries for the period from January 1, 2021 to December 22, 2021 (the "2021 Predecessor Period"), and the financial statements of Fathom OpCo and its controlled subsidiaries for the period from January 1, 2020 to December 31, 2020 (the "2020 Predecessor Period" and, collectively with the 2021 Predecessor Period, the "Predecessor Periods").

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 (Predecessor) and the consolidated statement of comprehensive loss for the 2020 Predecessor Period comprise the consolidated financial statements of Fathom OpCo for the same periods which were previously filed within the Company's registration statements files with the SEC, with certain reclassifications on the consolidated balance sheet and consolidated statement of comprehensive loss that were made such that the financial captions between the Successor Period and the Predecessor Periods are comparable. Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation. The reclassifications had no impact on our results of operations, financial position, or cash flows for the Predecessor Periods.

All material intercompany balances have been eliminated in consolidation in each period presented.

Correction of Immaterial Errors

The consolidated financial statements as of and for the 2020 Predecessor Period include the correction of an immaterial error. The correction relates to the misclassification of selling, general, and administrative expense as other expense on the consolidated statement of comprehensive loss for the 2020 Predecessor Period. The correction resulted in an increase to selling, general, and administrative expense of $2,511 and a decrease to other expense of $2,511 for the 2020 Predecessor Period. The comprehensive loss for the 2020 Predecessor Period was not impacted as a result of the correction of this immaterial error.

In addition, the consolidated financial statements as of and for the 2021 Predecessor period include the correction of an immaterial error. The correction relates to the understatement of stock compensation expense in periods prior to the 2021 Predecessor Period. A correcting entry of $512 was recorded in the 2021 Predecessor Period statement of comprehensive loss as a prospective correction of the prior period immaterial errors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its controlled subsidiaries, and certain variable interest entities (“VIEs”) where the Company is the primary beneficiary. The Company is deemed to be the primary beneficiary of a VIE when it has both (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) exposure to benefits and/or losses that could potentially be significant to the entity. Assets and liabilities of VIEs and their respective results of operations are consolidated from the date that the Company became the primary beneficiary through the date that the Company ceases to be the primary beneficiary. Fathom consolidates the accounts of Fathom OpCo since Fathom OpCo has been determined to be a VIE and Fathom is the primary beneficiary of Fathom OpCo.

Business Combination

The Company applies the acquisition method to all transactions and other events in which the entity obtains control over one or more other businesses, including the Business Combination, (as defined in Note 3), whereby Fathom was determined to be the primary beneficiary of Fathom OpCo, a VIE. Assets acquired and liabilities assumed are measured at fair value as of the acquisition date. Liabilities related to contingent consideration are recognized at the acquisition date and re-measured at fair value in each subsequent reporting period if the contingent consideration is liability classified. Goodwill is recognized as the excess of the consideration transferred over the fair value of the net identifiable assets acquired.

Under Accounting Standards Codification ("ASC") Topic 805 - Business Combinations ("ASC 805"), there is an option to apply push-down accounting, which establishes a new basis for the assets and liabilities of the acquired company based on a “push-down” of the acquirer’s stepped-up basis. The push-down accounting election is made in the reporting period in which the change in control event occurs. Fathom has elected push-down accounting for the Business Combination, and recorded the push-down entries at Fathom OpCo.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 - Income Taxes ("ASC 740"), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is organized as a Delaware C corporation.

Credit Risk, Major Customers, and Suppliers

The Company extends trade credit to its customers on terms that are generally practiced in the industry. During the 2020 Predecessor Period, the 2021 Predecessor Period, and 2021 Successor Period the Company did not have any customers or suppliers that comprised a significant percentage of the Company’s operations.

Trade Accounts Receivable, Unbilled Revenue and Allowance for Doubtful Accounts

Accounts receivable are stated at net invoice amounts. Unbilled revenue represents receivables due from customers as either the performance obligation has been completed for revenue recognized over time or the product has shipped and the customer invoice has yet to be generated. The balance in unbilled revenue, included in accounts receivable, was $0 and $173 as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor), respectively. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for the remaining accounts receivable that have not been specifically assessed based on historical loss experience as well as geographic and general economic conditions. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. The allowance for doubtful accounts on accounts receivable balances was $1,150 as of December 31, 2021 (Successor) and $649 as of December 31, 2020 (Predecessor).

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal, and transportation. Costs are determined on the first-in, first-out (“FIFO”) method.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. The straight-line method is used for computing depreciation. Assets are depreciated over their estimated useful lives. The cost of leasehold improvements are amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred. See Note 7 for further information.

Goodwill

The Company recognizes goodwill in accordance with ASC Topic 350, Goodwill and Other ("ASC 350"). Goodwill is the excess of costs of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. During the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period the Company determined that no impairment charges for goodwill were required to be recognized.

Intangible Assets

Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, there were no impairments of intangible assets.

New Fathom Units

In conjunction with the Business Combination, Fathom OpCo restructured its classes of members units whereby, subsequent to the Business Combination, Fathom OpCo's equity consists solely of Class A common units (the "New Fathom Units"). Prior to the Business Combination, Fathom OpCo's members' equity consisted of Class A common units and Class B common units. See Note 14 for further information.

Warrant Liability

The Company accounts for both the Public Warrants (the "Public Warrants") and Private Placement Warrants (the "Private Placement Warrants") (collectively as the "Warrants") as liability-classified instruments based on an assessment of the Warrants’ specific terms and applicable authoritative guidance per ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC Topic 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, whether Warrants meet the definition of a liability pursuant to ASC Topic 480 and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company's Class A common stock. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

Since both the Public Warrants and Private Placement Warrants are liability-classified, the Warrants are required to be recorded at fair value on the date of issuance and each balance sheet date thereafter. Changes in the fair value of the Warrants are recognized as a non-cash gain or loss on the consolidated statement of comprehensive income (loss). The fair value of the Public Warrants was determined using the closing price of the Public Warrants as of December 31, 2021 (Successor), and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. See Note 11 and Note 19 for further information.

Fathom Earnout Shares

The Company issued 9,000,000 shares of Class A common stock and New Fathom Units that are subject to certain vesting and transfer restrictions (collectively, the "Fathom Earnout Shares") as part of the Business Combination. The Fathom Earnout Shares vest in three tranches of 3,000,000 shares. The first tranche of the Fathom Earnout Shares vest if the volume weighted average price (“VWAP”) of the Company's Class A common stock with respect to a trading day is greater than or equal to $12.50 for any 20 trading days within a consecutive 30-trading-day period. The second tranche of Fathom Earnout Shares vest if the VWAP of the Company's Class A common stock with respect to a trading day is greater than or equal to $15.00 for any 20 trading days within a consecutive 30-trading-day period. The third tranche of Fathom Earnout Shares vest if the VWAP of the Company's Class A common stock with respect to a trading day is greater than or equal to $20.00 for any 20 trading days within a consecutive 30-trading-day period.

The Fathom Earnout Shares were issued as part of the Business Combination and are accounted for as contingent consideration, and thus purchase consideration, and classified as a liability. This classification requires the Company to re-measure the Fathom Earnout Shares at fair value each reporting date. See Note 3 for further information.

Sponsor Earnout Shares

Prior to Altimar II's initial public offering, Altimar II Sponsor, LLC (the "Sponsor") received 8,625,000 Class B Ordinary Shares ("Founder Shares") of the Company in exchange for an investment of $25.

In conjunction with the Business Combination, the holders of the Founder Shares forfeited 2,587,500 Founder Shares and received 1,267,500 shares of Class A common stock, (the "Sponsor Earnout Shares" and, together with the Fathom Earnout Shares, the "Earnout Shares") which vest only if the stock price of the Company reaches $12.50 for any 20 days within a consecutive 30-trading-day period. The remaining 4,770,000 Founder Shares were cancelled and replaced with 4,770,000 shares of Class A common stock of the Company which are recorded as equity in the Company's consolidated balance sheet as of December 31, 2021 (Successor)

The Company classifies the Sponsor Earnout Shares as a liability measured at fair value upon the consummation of the Business Combination, the date of issuance, and each subsequent reporting date. The Sponsor Earnout Shares are not included as part of the consideration transferred in the Business Combination since the Sponsor Earnout Shares do not represent payments to any of the sellers in the Business Combination.

Non-controlling Interest

Non-controlling interest represents the Company’s non-controlling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A common stock ownership of the Company. The Company's comprehensive income in the 2021 Successor Period is reduced by the portion of Fathom OpCo's comprehensive loss that is attributable to noncontrolling interests.

The Company's non-controlling interest is representative of the fact that the Company directly owns 37.6% of Fathom OpCo's New Fathom Units while the holders of the non-controlling interest in Fathom OpCo hold 62.4%. Since the non-controlling interest may be redeemed for cash and redemption is considered outside of the Company's control, the non-controlling interest is recorded in temporary or "mezzanine" equity on the Consolidated Balance sheet as of December 31, 2021 (Successor). See Note 3 and Note 14 for further information.

Tax Receivable Agreement

In connection with the Business Combination, Fathom entered into the Tax Receivable Agreement ("TRA"), which generally provides for the payment by it of 85% of the net cash savings, if any, in U.S. federal, state and local, income and franchise tax (computed using certain assumptions to address the impact of state and local taxes) that it actually realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes.

The TRA is a direct obligation of the Company, and not of its subsidiaries. Since the payments under the TRA will be made to selling shareholders of Fathom OpCo, the fair value of the TRA as of the date of the Business Combination is considered part of the consideration transferred as part of the Business Combination with Fathom OpCo. See Note 3 for further information.

Subsequent to the initial recognition of the TRA as part of the Business Combination on December 23, 2021, the TRA is recorded at fair value. Any changes in fair value of the TRA subsequent to the Business Combination are recorded as non-cash gains or losses in the Company consolidated statement of comprehensive loss in the 2021 Successor Period. See Note 19 for further information.

Foreign Currency Exchange and Translation

The expression of assets and liabilities in a foreign currency amount gives rise to exchange gains and losses when such obligations are paid in U.S. dollars. Foreign currency exchange rate adjustment (i.e., differences between amounts recorded and actual amounts owed or paid) are reported in the consolidated statements of comprehensive income (loss) as foreign currency fluctuations occur. Foreign currency exchange rate adjustments are reported in the consolidated statements of cash flows using the exchange rates in effect at the time of the cash flows.

Assets and liabilities of the Company's operations in China are translated into U.S. dollars at the rate of exchange in effect at the close of the period. Income and expenses are translated at an average rate of exchange for the period. The aggregate effect of translating the financial statements is included in other comprehensive loss. Adjustments to the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period were immaterial.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement ("ASC 820"), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Earnout Shares liability and Warrant liabilities, see Note 19 for further information. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. There are three levels of inputs that may be used to measure fair value:

Fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques considering the characteristics of the asset.

In instances whereby, inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Debt Issuance Costs

Debt issuance costs were incurred by Fathom OpCo in connection with obtaining the debt to finance the acquisitions disclosed in Note 4. If such financing is settled or replaced prior to maturity with debt instruments that have substantially different terms, the settlement is treated as an extinguishment and the unamortized costs are charged to gain or loss on extinguishment of debt. If such financing is settled or replaced with debt instruments from the same lender that do not have substantially different terms, the new debt agreement is accounted for as a modification of the prior debt agreement and the unamortized costs remain capitalized, the new original issuance discount costs are capitalized, and any new third-party costs are charged to expense. These costs are recorded as a reduction in the recorded balance of the outstanding debt. The costs are amortized over the term of the related debt and reported as a component of interest expense by using the straight-line method which is not materially different than the effective interest method.

Revenue Recognition

The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customer's ("ASC 606"). Most of the Company’s revenue has one performance obligation and is recognized on a point-in-time basis upon shipment. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price and recognizes revenue for each performance obligation on a point-in-time basis upon shipment. We generally determine stand-alone selling price based on the price charged to customers. The Company’s payments terms are consistent with industry standards and never exceed 12 months.

Segment Reporting

In accordance with the Financial Accounting Standards Board's ("FASB") authoritative guidance on segment reporting, the Company has one operating segment and one reportable segment. The Company has one line of business, which is product development and on-demand manufacturing services.

Other Comprehensive Loss

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as foreign currency translation adjustments, are reported as a direct adjustment to the equity section of the consolidated balance sheets. Such items, along with net income, are considered components of comprehensive income or loss.

Recent Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) 2016-02 which is codified in ASC 842, Leases ("ASC 842") and will supersede the current lease requirements in ASC 840 ("ASC 840"). ASC 842 requires lessees to recognize a right-to-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations. Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet. The new lease guidance will be effective for the Company’s fiscal year ending December 31, 2022 and will be applied using a modified retrospective transition method to either the beginning of the earliest period presented or the beginning of the year of adoption. The new lease standard is expected to have a significant effect on the Company’s financial statements as a result of the Company’s operating leases, that will be reported on the balance sheet at adoption. Upon adoption, the Company will recognize a lease liability and corresponding right-to use asset based on the present value of the minimum lease payments. The effects on the results of operations are not expected to be significant as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted.

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt — Debt with Conversion and Other Options ("Subtopic 470-20") and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements as the Company did not hold convertible instruments prior to January 1, 2021.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Business Combination with Fathom OpCo

On December 23, 2021, Altimar II and Fathom OpCo closed a series of transactions (collectively, the "Business Combination") pursuant to the Business Combination Agreement dated as of July 15, 2021, as amended (the "Agreement"), that resulted in the combined Company becoming a publicly-traded company on the New York Stock Exchange ("NYSE") with the Company controlling Fathom OpCo in an "UP-C" structure. At the closing on December 23, 2021, Altimar II domesticated into a Delaware corporation, and the Company, Fathom Digital Manufacturing Corporation, was formed. Following the closing, the public investors, the PIPE Investors and the Founders collectively held Class A common stock representing approximately 10.4% economic interest in Fathom OpCo, and the CORE Investors and the other Legacy Fathom Owners collectively held 89.6% of economic interest in Fathom OpCo in the form of Class A common stock. Additionally, the Company issued to the legacy Fathom owners shares of Class B common stock, which have no economic rights but entitle each holder to voting power (one vote per share). Subsequently to the closing, the Company controls Fathom OpCo and is a holding company with no assets or operations other than its equity interest in Fathom OpCo.

The Business Combination was accounted for using the acquisition method with the Company as the accounting acquirer. Under the acquisition method of accounting, the Company's assets and liabilities were recorded at carrying value, and the assets and liabilities associated with Fathom OpCo were recorded at estimated fair value as of the closing date. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or the voting interest model. If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. Fathom OpCo met the definition of a variable interest entity, and the Company was determined to the be the primary beneficiary and is therefore also the accounting acquirer in the Business Combination. See Note 2 and Note 22 for further information.

As a result of the Business Combination, the Company's financial statement presentation distinguishes Fathom OpCo as the "Predecessor" through the closing date. The Company is the "Successor" for periods after the closing date of December 22, 2021. Revenue and earnings from the date of the Business Combination to year-end are shown as the "Successor" period on the consolidated statement of comprehensive income (loss). As a result of the application of the acquisition method of accounting in the Successor period, the consolidated financial statements for the Successor period are presented on a full step-up basis, and are therefore not comparable to the consolidated financial statements of the Predecessor period that are not presented on the same full step-up basis.

In connection with the Business Combination, the Company incurred $19,010 of transaction expenses. These costs were recorded on the income statement of Altimar II prior to the Business Combination. Since the Predecessor period for purposes of these financial statements was deemed to be the historical results of Fathom OpCo, these transaction costs are not presented in either the Company's consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period or the consolidated statement of comprehensive income (loss) for the 2020 Predecessor Period. However, these transaction costs are reflected in the accumulated deficit balance of the Company in the consolidated balance sheet as of December 31, 2021 (Successor).

Also, in connection with the Business Combination, Fathom OpCo incurred $27,397 of transaction expenses. $14,882 of this amount represented contingent fees and success fees which would not have been incurred had the Business Combination not closed. The Company has therefore elected an accounting policy to present these transaction costs "on-the-line" whereby the transaction costs are not recorded in either the 2021 Predecessor Period or the 2020 Predecessor Period of Fathom OpCo or the 2021 Successor Period of the Company. The remaining $12,515 of transaction expenses were not contingent on the closing of the Business Combination and therefore have been reflected as period costs in the consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period.

The seller earnout contingent consideration below represents the estimated fair market value of the 9,000,000 Fathom Earnout Shares issued in conjunction with the Business Combination. The Fathom Earnout Shares will be settled with shares of Class A common stock or New Fathom Units and is accounted for as liability classified contingent consideration. The Fathom Earnout Shares vest in three equal tranches of 3,000,000 shares each at the volume-weighted average share price thresholds of $12.50, $15.00 and $20.00, respectively. The earnout period related to the Fathom Earnout Shares is five years from the date of the closing of the Business Combination. These estimated fair values are preliminary and subject to adjustment in subsequent periods.

In conjunction with the Business Combination, the Company recognized a deferred tax liability $17,573. The deferred tax liability was recorded on the standalone books of the Company with an offset to goodwill. The deferred tax liability is included in the other long-term liabilities caption in the table below. See Note 21 for further information.

The Business Combination was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $1,364,220. See below for a summary of the total consideration transferred.

Total
Consideration Transferred:
Total cash consideration	$53,332
Fathom earnout shares	88,160
Class A common stock transferred	375,478
TRA obligations to the sellers	4,300
Total consideration transferred to sellers	521,270
Non-controlling interest	842,950
Fair value of total consideration transferred	$1,364,220

The following table sets forth the fair value of the assets acquired and liabilities assumed in connection with the acquisition:

Total
Assets acquired:
Cash and cash equivalents	$9,577
Accounts receivable, net	25,010
Inventory	12,825
Prepaid expenses	2,336
Other current assets	836
Property and equipment, net	44,397
Goodwill	1,189,464
Intangible assets	270,000
Other assets	2,200
Total assets acquired	1,556,645
Liabilities assumed:
Accounts payable	9,808
Taxes payable	71
Accrued expenses	4,860
Current portion - long-term debt	152,000
Deferred revenue	651
Other current liabilities	4,504
Other long-term liabilities	20,531
Total liabilities assumed	192,425
Net identifiable assets acquired	$1,364,220

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. At this time, the Company does not expect material changes to the assets acquired or liabilities assumed. Goodwill represents future economic benefits arising from acquiring Fathom OpCo's equity, primarily due to its strong market position and its assembled workforce that are not individually and separately recognized as intangible assets. A portion of the Goodwill is deductible for tax purposes. Goodwill is allocated to the Company's sole reportable segment and reporting unit.

Identifiable Intangible Assets	Provisional fair value	Provisional useful life (in years)
Trade name	$70,000	15
Customer relationships	180,000	19
Developed software	4,300	5
Developed technology	15,700	5
	$270,000

The weighted average amortization period for the amortizable intangibles assets is 16.9 years.

The following table present unaudited pro forma as if the acquisition of Fathom OpCo had occurred on January 1, 2020 and for the years ended December 31, 2021 and December 31, 2020 respectively, after giving effects to certain adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been affected on January 1, 2020. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined entity may achieve as a result of the acquisition. The Company determined that the 2021 Successor Period was immaterial and therefore, not broken-out separately below.

Pro Forma Information (Unaudited)

	Year Ended December 31,
	2021	2020
Pro forma revenue	$162,563	$149,405
Pro forma net (loss)	(14,088)	(17,939)
Pro forma net (loss) attributable to controlling interest	(5,297)	(6,745)
Pro forma net (loss) attributable to non-controlling interest	$(8,791)	$(11,194)

The supplemental and unaudited pro forma net (loss) includes the following adjustments:

•
Adjustments to amortization of inventory step-up for the years ended December 31, 2021 and December 31, 2020 of $0 and $2,626, respectively;
•
Adjustment to depreciation and amortization for the years ended December 31, 2021 and December 31, 2020 of $25,759 and $19,325, respectively;
•
Adjustment to interest expense for the years ended December 31, 2021 and December 31, 2020 of ($6,766) and $1,379, respectively;
•
Adjustment to stock-based compensation expense for the years ended December 31, 2021 and December 31, 2020 of ($1,595) and $1,595, respectively; and
•
Adjustment to transaction-related costs for the years ended December 31, 2021 and December 31, 2020 of ($7,984) and $7,984, respectively.

Note 4 - Fathom OpCo Predecessor Period Acquisitions

In the Predecessor Periods, Fathom OpCo completed a series of acquisitions that were each accounted for under the acquisition method in accordance with ASC 805.

Acquisition of Incodema, LLC and Newchem, LLC

Fathom OpCo completed acquisitions of Incodema, LLC (“Incodema”) and Newchem, LLC (“Newchem”) on July 27, 2020 in which it acquired 100 percent of the membership interests of Incodema and Newchem. Incodema is a prototype and short run sheet metal stamping provider, and Newchem is a photochemical milling company whose process involves coating material specified with a light sensitive polymer, imaging with a photo tool using UV light, developing and then chemically etching. The acquisition was consistent with Fathom OpCo's mission to expand its high-quality manufacturing and industrial technology capabilities in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Incodema	Newchem	Total
Cash	$30,948	$6,320	$37,268
Equity instruments	920	183	1,103
Contingent consideration	8,696	-	8,696
Fair value of total consideration transferred	$40,564	$6,503	$47,067

The consideration excluded $1,489 of buyer transaction expenses that were included in other expenses within the 2020 Predecessor Period consolidated statements of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $400 to an affiliate of the majority member of Fathom OpCo in conjunction with the transaction.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Incodema and Newchem:

	Acquisition Date Fair Value
Recognized amounts of identifiable assets acquired and liabilities assumed	Incodema	Newchem
Cash	$63	$69
Accounts receivable, net	2,370	741
Inventory	735	487
Other current assets	3	1
Prepaid expenses	77	8
Fixed assets, net	2,277	1,949
Intangible assets	19,300	2,800
Total assets acquired	24,825	6,055
Accounts payable	324	223
Accrued expenses	110	35
Other current liabilities	286	61
Total liabilities assumed	720	319
Total identifiable net assets	24,105	5,736
Goodwill	$16,459	$767

Additional contingent consideration is due to the seller of Incodema based upon the gross profit of a specified product sold by Incodema for the periods ending December 31, 2020 (Predecessor), December 31, 2021 (Successor), and December 31, 2022. The Company paid $1,984 in 2021 in contingent consideration for the period ended December 31, 2020 and expects that the remaining undiscounted payments under the under the contingent consideration arrangement will be $2,720 and $850 in the periods ended December 31, 2022, and December 31, 2023, respectively.

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value - Incodema	Estimated Life (Years)
Trade name	$2,700	15
Customer relationships	11,500	9
Developed software	5,100	5
Total intangible assets	$19,300

	Acquisition Date Fair Value - Newchem	Estimated Life (Years)
Trade name	$300	5
Customer relationships	2,500	16
Total intangible assets	$2,800

The amounts of revenue and net (loss) of Incodema since the acquisition date included in the 2020 Predecessor Period consolidated statement of comprehensive loss was as follows:

Period From January 1 - December 31, 2020 (Predecessor)
Revenue	$6,900
Net (loss)	$(1,085)

The amounts of revenue and net income of Newchem since the acquisition date included in the 2020 Predecessor Period consolidated statement of comprehensive loss was as follows:

Period From January 1 - December 31, 2020 (Predecessor)
Revenue	$2,369
Net income	$184

Acquisition of Dahlquist Machine, LLC

Fathom OpCo completed an acquisition of Dahlquist Machine, LLC (“Dahlquist”) on December 16, 2020 in which it acquired 100 percent of the membership interest of Dahlquist. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Dahlquist Machine, LLC performs their operations. Dahlquist is a precision machining company with state-of-the-art computer numerical control ("CNC") mills and lathes, specializing in high-speed precision machining of light metals, aluminum, and plastics. The acquisition was consistent with Fathom OpCo's mission to acquire high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$16,098
Equity instruments	368
Contingent consideration	1,166
Fair value of total consideration transferred	$17,632

The consideration excludes $804 of buyer transaction expenses that are included in other expenses within the 2020 Predecessor Period consolidated statements of comprehensive loss. In addition, Fathom Opco paid a transaction fee of $252 to an affiliate of the majority member of Fathom OpCo as part of the transaction.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Dahlquist:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$357
Accounts receivable, net	1,215
Inventory	1,597
Indemnification asset - PPP loan	518
Prepaid expenses	8
Fixed assets, net	3,753
Intangible assets	8,300
Total assets acquired	15,748
Accounts payable	68
Paycheck Protection Program (PPP) loan	518
Accrued expenses	475
Total liabilities assumed	1,061
Total identifiable net assets	14,687
Goodwill	$2,945

The earnout is based upon the Dahlquist's reported earnings before interest, taxes, depreciation, and amortization for the trailing twelve-month period ending June 30, 2021. All contingent consideration balances related to the Dahlquist acquisition ($2,600) have been paid as of December 31, 2021 (Successor).

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$500	5
Customer relationships	7,800	14
Total intangible assets	$8,300

The amounts of revenue and net (loss) of Dahlquist since the acquisition date included in the 2020 Predecessor Period consolidated statement of comprehensive loss was a follows:

Period From January 1 - December 31, 2020 (Predecessor)
Revenue	$310
Net (loss)	$(940)

Acquisition of Majestic Metals, LLC

Fathom OpCo completed an acquisition of Majestic Metals, LLC (“Majestic”) on December 17, 2020 in which it acquired 100 percent of the membership interest of Majestic. Majestic is a precision sheet metal fabricator and has evolved into one of the most progressive precision sheet metal products manufacturers in the nation. The acquisition is consistent with the Fathom OpCo's mission to expand its high-quality manufacturing and industrial technology capabilities in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$33,557
Equity instruments	1,471
Fair value of total consideration transferred	$35,028

The consideration excludes $1,145 of buyer transaction expenses that are included in other expenses within the 2020 Predecessor Period consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $361 to an affiliate of the majority member of Fathom OpCo.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$(1)
Accounts receivable, net	2,646
Inventory	1,184
Other current assets	30
Prepaid expenses	201
Fixed assets, net	4,229
Intangible assets	20,100
Total assets acquired	28,389
Accounts payable	244
Accrued expenses	231
Other current liabilities	644
Total liabilities assumed	1,119
Total identifiable net assets	27,270
Goodwill	$7,758

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$1,500	5
Customer relationships	18,600	16
Total intangible assets	$20,100

The amounts of revenue and net (loss) of Majestic since the acquisition date included in the 2020 Predecessor Period statement of comprehensive loss for the reporting periods are as follows:

Period From January 1 - December 31, 2020 (Predecessor)
Revenue	$911
Net (loss)	$(1,129)

Acquisition of Summit Tooling, Inc., and Summit Plastics, LLC:

Fathom OpCo completed an acquisition of Summit Tooling Inc. ("Summit Tooling") and Summit Plastics LLC (“Summit Plastics”, together with Summit Tooling, “Summit”) on February 1, 2021 in which it acquired 100 percent of the equity interests of Summit. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Summit performs their operations. Summit Tooling designs and manufactures plastic injection molds and Summit Plastics provides molding of precision plastic components for a variety of industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities in manufacturing and expand its customer base of high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$10,875
Fair value of total consideration transferred	$10,875

The consideration excluded $892 of buyer transaction expenses that are included in other expenses within the 2021 Predecessor Period consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $225 to an affiliate of the majority member of Fathom OpCo.

The goodwill recognized as part of the acquisition primarily reflects the value of the assembled workforce acquired and the value of future growth prospects and expected business synergies realized as a result of combining and integrating the acquired business into Fathom OpCo's existing platform. The goodwill recognized is partially deductible for tax purposes.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Summit:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$40
Accounts receivable, net	627
Inventory	339
Fixed assets, net	4,371
Intangible assets	5,000
Total assets acquired	10,377
Accounts payable	40
Deferred revenue	776
Other current liabilities	1,418
Total liabilities assumed	2,234
Total identifiable net assets	8,143
Goodwill	$2,732

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$400	5
Customer relationships	4,600	11
Total intangible assets	$5,000

The amounts of revenue and net loss of Summit since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Predecessor Period are as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$6,748
Net (loss)	$(370)

Acquisition of Precision Process Corp.:

Fathom OpCo completed an acquisition of Precision Process Corp. ("PPC") on April 30, 2021 in which it acquired 100 percent of the membership interest of PPC. In conjunction with the equity purchase, Fathom Opco acquired the real estate in which PPC performs their operations. PPC is a manufacturing company that offers integrated engineering-to-production services, specializing in making prototype, small-run and mass production of parts and components for medical, high-tech, automotive and metal stamping industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities into metal stamping with high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$25,721
Fair value of total consideration transferred	$25,721

The consideration excludes $984 of buyer transaction expenses that are included in other expenses within the accompanying consolidated statements of comprehensive loss. Fathom OpCo paid a transaction fee of $264 to an affiliate of the majority member of Fathom OpCo.

The goodwill recognized as part of the acquisition primarily reflects the value of the assembled workforce acquired and the value of future growth prospects and expected business synergies realized as a result of combining and integrating the acquired business into Fathom OpCo's existing platform. The goodwill recognized is partially deductible for tax purposes.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of PPC:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$162
Accounts receivable, net	899
Inventory	480
Fixed assets, net	2,413
Intangible assets	14,200
Total assets acquired	18,154
Accounts payable	148
Accrued expenses	79
Total liabilities assumed	227
Total identifiable net assets	17,927
Goodwill	$7,794

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$1,100	5
Customer relationships	13,100	17
Total intangible assets	$14,200

The amounts of revenue and net loss of PPC since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Successor Period is as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$6,993
Net (loss)	$(34)

Acquisition of Centex Machine and Welding, Inc. and Laser Manufacturing, Inc.:

Fathom OpCo completed acquisitions of Centex Machine and Welding, Inc. ("Centex") and Laser Manufacturing, Inc. ("Laser") on April 30, 2021 in which it acquired 100 percent of the equity interests of Centex and Laser. Centex is a top tier medical device manufacturing supplier and Laser provides high precision manufacturing services, combining state of the art technology with expert craftsmanship to deliver superior products. The acquisition was completed in order to expand Fathom OpCo's high-quality manufacturing and industrial technology capabilities in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Centex	Laser	Total
Cash	$11,774	$6,946	$18,720
Fair value of total consideration transferred	$11,774	$6,946	$18,720

The consideration excluded $1,226 of buyer transaction expenses that are included in other expenses within the 2021 Predecessor period consolidated statements of comprehensive loss. Fathom OpCo also paid a transaction fee of $190 to an affiliate of the majority member of the Fathom OpCo in connection with the transaction.

The goodwill recognized as part of the acquisition primarily reflects the value of the assembled workforce acquired and the value of future growth prospects and expected business synergies realized as a result of combining and integrating the acquired businesses into the Company’s existing platform. The goodwill recognized is partially deductible for tax purposes.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Centex and Laser:

	Acquisition Date Fair Value
	Centex	Laser
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$-	$68
Accounts receivable, net	1,775	900
Inventory	524	622
Prepaid expenses	108	1
Fixed assets, net	1,787	760
Intangible assets	6,243	3,557
Other assets	1	2
Total assets acquired	10,438	5,910
Accounts payable	252	568
Paycheck Protection Program (PPP) loan	649	-
Accrued expenses	271	27
Other current liabilities	23	44
Other noncurrent liabilities	1,234	703
Total liabilities assumed	2,429	1,342
Total identifiable net assets	8,009	4,568
Goodwill	$3,765	$2,378

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value – Centex	Estimated Life (Years)
Trade name	$510	5
Customer relationships	5,733	17
Total intangible assets	$6,243

	Acquisition Date Fair Value – Laser	Estimated Life (Years)
Trade name	$290	5
Customer relationships	3,267	17
Total intangible assets	$3,557

The amounts of revenue and net loss of Centex and Laser since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Predecessor Period and is as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$9,642
Net (loss)	$(98)

Acquisition of Sureshot Precision, LLC:

Fathom OpCo completed an acquisition of Sureshot Precision, LLC (d/b/a as "Micropulse West") on April 30, 2021 in which it acquired 100 percent of the membership interest of Micropulse West. Micropulse West is a full-service specialist offering a variety of services such as wire Electrical Discharge Machine (“EDM”), ram EDM, small hole EDM, CNC and manual machining/turning, surface grinding, and inspection. The acquisition was consistent with the Fathom OpCo’s mission to acquire high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$12,452
Contingent consideration	1,295
Fair value of total consideration transferred	$13,747

The consideration excludes $869 of buyer transaction expenses that are included in other expenses within the 2021 Predecessor Period consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $130 to an affiliate of the majority member of Fathom OpCo.

The goodwill recognized as part of the acquisition primarily reflects the value of the assembled workforce acquired and the value of future growth prospects and expected business synergies realized as a result of combining and integrating the acquired businesses into Fathom OpCo's existing platform. The goodwill recognized is partially deductible for tax purposes.

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Micropulse West:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$70
Accounts receivable, net	866
Inventory	333
Other current assets	10
Fixed assets, net	2,490
Intangible assets	7,000
Total assets acquired	10,769
Accounts payable	139
Accrued expenses	13
Other current liabilities	99
Total liabilities assumed	251
Total identifiable net assets	10,518
Goodwill	$3,229

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$600	5
Customer relationships	6,400	17
Total intangible assets	$7,000

The amounts of revenue and net loss of Micropulse West since the acquisition date included in the 2021 Predecessor Period consolidated statement of comprehensive loss is as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$4,614
Net (loss)	$(115)

Other acquisitions

Fathom OpCo acquired substantially all assets and property, and agreed to assume certain liabilities of GPI Prototype & Manufacturing Services, LLC on August 18, 2020 for a total consideration transferred of $2,441. The primary reason for the acquisition was to expand Fathom OpCo's capabilities in 3D printing as well as expand its customer based with high-quality manufacturing and industrial technology companies in North America.

In addition, Fathom OpCo completed an acquisition of Mark Two Engineering, LLC (“Mark Two”) on December 18, 2020 in which it acquired 100 percent of the membership interest of Mark Two for a total consideration transferred of $6,639. Mark Two is a contract manufacturing firm that specializes in rapid prototyping, complex high-precision component machining and manufacturing in the Medical Device and Aerospace industries. The acquisition is consistent with Fathom Opco's mission to expand its high-quality manufacturing and industrial technology capabilities in North America.

Note 5 – Revenue

The Company accounts for revenue in accordance with ASC 606. Revenue is recognized in five steps. The Company identifies the contract with the customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue when (or as) each performance obligation is satisfied. Collectability is a required component of a valid contract. The Company assesses collectability based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectability is not considered probable at inception, the Company will not have a valid contract.

The Company provides high quality, advanced rapid prototyping, precision manufacturing and finishing services in low-to-mid volume production scenarios. The Company’s suite of on-demand digital manufacturing services includes additive manufacturing, machining, and molding technologies as well as sheet metal cutting, etching, and forming solutions for customers in the aerospace and defense, electronics, medical, automotive, consumer, and industrial industries, among others. As a result, the majority of revenue recognized in a reporting period is based on completed, invoiced contracts.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. The majority of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling price is determined based on quotes to the customer that the customer accepts.

Below is a listing of the Company’s major sales product lines and their recognition patterns:

Additive Manufacturing

Our Additive Manufacturing product line utilizes plastic and metal 3D printing technology to provide a wide-variety of high-quality, precision rapid prototyping solutions and low volume production. Performance obligations are dictated by the contractual shipping terms agreed upon by the Company and its customers. Revenue is recognized at a point in time based on shipping terms.

Injection Molding

Our Injection Molding product line uses our 3D CAD machining technology for the automated design and manufacture custom tooling and small to medium part production runs. Tooling and sampling production and part production runs are recognized at a point in time based on shipping terms. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, we allocate revenue to each performance obligation based on its relative standalone selling price.

CNC Machining

Our CNC Machining product line delivers high-quality precision parts by way of modern machining methods to drive more outstanding results. Performance obligations are dictated by the contractual shipping terms agreed upon by the Company and its customers. Revenue is recognized at a point in time based on shipping terms.

Precision Sheet Metal

Our Precision Sheet Metal product line includes efficient quick-turn custom sheet metal parts from prototype to mid-volume production runs. Performance obligations are dictated by the contractual shipping terms agreed upon by the Company and its customers. Revenue is recognized at a point in time based on shipping terms.

Ancillary Product Lines

Urethane Casting

Our Urethane Casting product line is most commonly used during prototyping, including finished looking parts for final tests and presentations, and low volume production. Performance obligations are dictated by the contractual shipping terms agreed upon by the Company and its customers. Revenue is recognized at a point in time based on shipping terms.

Chemical Etching

Our Chemical Etching product line provides customers the ability to quickly make complex precision parts and decorative items – beyond hard tool capability and without the cost – fabricated in dead soft or full hard material without burrs or metal distortion. Performance obligations are dictated by the contractual shipping terms agreed upon by the Company and its customers. Revenue is recognized at a point in time based on shipping terms.

The remaining other product lines include, but are not limited to, in-house assistance, and industrial design, engineering services, finishing and assembly services, and customer crating and packaging. Revenue is recognized over time for professional services based on hours incurred as periodically invoiced and at a point in time based on shipping terms for the other manufacturing-related services.

Revenue by product line for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period was as follows:

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Revenue:
Additive Manufacturing	$567	$17,270	$19,032
Injection Molding	919	27,968	17,093
CNC Machining	1,372	41,775	9,173
Precision Sheet Metal	1,700	51,751	9,811
Ancillary Product Lines	282	8,592	6,180
Total revenue	$4,840	$147,356	$61,289

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general, and administrative expenses.

The Company’s deferred revenue balance as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor) was $1,147 and $1,210, respectively. Deferred revenue is the result of billings in excess of revenue being recognized and is recorded in other current liabilities on the Company’s balance sheet. The Deferred revenue balances as of December 31, 2020 was recognized fully in the 2021 Predecessor Period due to the short-term nature of the customer contracts.

Note 6 - Inventory

Inventory consists primarily of finished goods, raw materials and work in process, which are recorded at the lower of cost or net realizable value, which approximates first-in, first-out (“FIFO”) cost. The Company periodically reviews its inventory for slow-moving, damaged and discontinued items and provides allowances to reduce such items identified to their net recoverable amounts.

The Company’s inventory consisted of the following at December 31, 2021 (Successor) and December 31, 2020 (Predecessor):

	December 31, 2021 (Successor)	December 31, 2020 (Predecessor)
Finished goods	$3,506	$1,819
Raw materials	4,967	2,277
Work in process	5,368	2,359
Tooling	605	338
	14,446	6,793
Allowance for obsolescence	(1,281)	(468)
Total	$13,165	$6,325

Note 7 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor):

	Period Ended
	December 31, 2021 (Successor)	December 31, 2020 (Predecessor)	Estimated Useful Life
Machinery and equipment	$33,182	$25,214	5
Furniture and fixtures	180	812	2
Computer hardware	499	-	2
Computer software	305	-	2
Property and leasehold improvements	7,180	2,838	3 - 23
Construction in progress	2,859	576	n/a
Auto / transportation equipment	454	-	3
Total	44,659	29,440
Accumulated depreciation and amortization	(132)	(3,054)
Total	$44,527	$26,386

Depreciation expense included in operating expenses for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period was $60, $700, and $445, respectively. Depreciation and amortization expense included in cost of revenues for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period was $72, $4,873, and $2,567, respectively.

Note 8 – Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the periods ended December 31, 2021 (Successor) and December 31, 2020 (Predecessor) were as follows:

	Jan. 1, 2020 (Predecessor)	Goodwill acquired during 2020 (Predecessor)	Dec. 31, 2020 (Predecessor)	Goodwill acquired during 2021 (Predecessor)	Dec. 22, 2021 (Predecessor)	Goodwill acquired during 2021 (Successor)	Dec. 31, 2021 (Successor)

Goodwill	$33,007	$30,208	$63,215	$19,898	$83,113	$1,189,464	$1,189,464

Intangible assets other than goodwill for the periods ended December 31, 2021 (Successor) and December 31, 2020 (Predecessor) were as follows:

	Period Ended December 31, 2021 (Successor)
	Gross	Accumulated Amortization	Net	Useful Life (in years)

Trade name	$70,000	$98	$69,902	15
Customer relationships	180,000	252	179,748	19
Developed software	4,300	6	4,294	5
Developed technology	15,700	22	15,678	5
Total intangible assets	$270,000	$378	$269,622

	Period Ended December 31, 2020 (Predecessor)
	Gross	Accumulated Amortization	Net	Useful Life (in years)

Trade name	$12,200	$919	$11,281	5-15
Customer relationships	67,600	4,448	63,152	5-17
Developed software	6,400	720	5,680	5
Developed technology	4,500	1,147	3,353	5
Total intangible assets	$90,700	$7,234	$83,466

Aggregate amortization expense related to intangible assets, excluding goodwill which is not amortized, was $378, $10,535, and $4,227 for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, respectively. There are no intangible assets, other than goodwill, with indefinite useful lives.

Estimated amortization expense for each of the next five years:

Year ended	Total
2022	$17,280
2023	17,280
2024	17,280
2025	17,280
2026	17,280
Thereafter	183,222
Total	$269,622

Note 9 – Warrant Liability

The Company's total Warrant liability as of the 2021 Successor Period is equal to the fair value of the Public Warrants plus the fair value of the Private Placement Warrants.

As of the 2021 Successor Period, there were 8,625,000 Public Warrants outstanding. The Public Warrants became exercisable after February 4, 2022, or one year after the IPO of the Company (i.e., Altimar II's IPO).

The Public Warrants are redeemable when the price per share of Class A common stock equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price $0.01 per Warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each holder of the Warrant; and
•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the holders of the Warrants.

If the Company calls the Public Warrants for redemption, as described above, the Company’s management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant agreement. The exercise price and number of shares of Class A common stocks issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of the Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As of the 2021 Successor Period, there were also 9,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not be transferable, assignable or salable until 30 days after the completion of the Business Combination, or January 22, 2022. Additionally, the Private Placement Warrants are exercisable on a cashless basis and non-redeemable, except as described so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The below table summarizes the number of outstanding Warrants and the fair value as of the 2021 Successor Period. See Note 19 for further information.

	Fair Value	# of Warrants
December 31, 2021 (Successor)
Public Warrants	$7,600	8,625,000
Private Placement Warrants	$26,300	9,900,000

Note 10 – Debt

2018 and 2019 Credit Facilities

During 2018, Fathom OpCo entered a revolving credit agreement, a term loan and a delayed draw term loan (“DDTL”) credit agreement, which collectively make up the “2018 Credit Facilities”, to support its operations, cash requirements and acquisition growth strategy. During 2019, Fathom OpCo entered into the second and third amendments to the 2018 Credit Facilities. Under the credit agreement, Fathom OpCo was subject to various financial covenants, including quarterly fixed-charge coverage ratio, total leverage ratio, and minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The credit facility also included a capital expenditure limit of $3,100 for the period ended December 31, 2020 (Predecessor). As of December 31, 2020 (Predecessor), Fathom OpCo was in compliance with all covenant requirements. The 2018 DDTL had unused capacity of $510 as of December 31, 2020 (Predecessor) and was fully repaid as of December 31, 2021 (Successor).

2020 Credit Facilities

On July 27, 2020, Fathom OpCo entered into a $34,500 secured, unsubordinated credit facility with a financial institution, consisting of a $19,500 term loan and a $15,000 delayed draw term loan, with a maturity of July 27, 2026. At closing, $19,500 was funded and along with cash on Fathom OpCo’s balance sheet, used to finance the acquisition of Incodema and Newchem. The term loan credit facility resulted in issuance costs of $520, which were capitalized. The loan was secured by pledged equity interests and the assets of Fathom OpCo, including, but not limited to, cash and deposits, inventory, property, plant, and equipment, and intangible assets. Under the agreements, Fathom OpCo was subject to various financial covenants, including a fixed charge coverage ratio and total net leverage ratio, and required to make quarterly principal installments commencing on September 30, 2020 and March 31, 2021 through the end of the term in the amounts of $50 and $100 for the term loan and delayed draw term loan, respectively. Borrowing under the term loan facility is in U.S. dollars and bears interest at a variable interest rate based on LIBOR plus a net leverage-based margin, which was 7.738% per annum as of December 31, 2020 (Predecessor).

On December 16, 2020, Fathom OpCo entered into the first amendment to the 2020 Credit Facility. Pursuant to the amendment, the availability on the delayed draw term loan was increased to $40,500. Fathom OpCo was charged a commitment fee of 0.5% for the initial six-month period and 1.0% following the six-month period on the unused portion of the delayed draw term loan. The amendment resulted in issuance costs of $692 of which $660 were capitalized and $32 were expensed. Borrowings on the delayed draw term loan amount were not drawn until acquisitions of Dahlquist, Mark Two, and Majestic beginning mid-December, 2020. The 2020 Delayed Draw Term Loan ("DDTL") was fully drawn as of December 31, 2020 (Predecessor) and was repaid as of December 31, 2021 (Successor).

Paycheck Protection Program Loan

During the period ended December 31, 2020 (Predecessor), the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $1,624 through the Small Business Administration (“SBA”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

In April 2021, the Company’s PPP loan was forgiven in full by the SBA and the Company recorded a gain of $1,624 which was recorded to other income on the Company’s Consolidated Statement of Comprehensive Loss for the 2021 Predecessor Period.

2021 Term Loan

On April 30, 2021, Fathom OpCo completed a financing transaction whereby it issued a $172,000 term loan due April 2022 (the “2021 Term Loan”) in order to finance the acquisitions of Centex, Laser, Micropulse West, and PPC, as well as to refinance the Company’s existing debt. In conjunction with the Business Combination, the Company repaid $20,000 of the 2021 Term Loan and the 2021 Term Loan was subsequently refinanced shortly after the closing of the Business Combination. The deferred financing costs are not recorded on the consolidated balance sheet for the 2021 Successor Period since these costs were determined to have a fair value of zero on the opening balance sheet of the Successor Company on December 23, 2021.

New Credit Agreement

On December 23, 2021, Fathom OpCo entered into a financing transaction, which included a $50,000 revolving credit facility and $125,000 term loan (collectively, the "New Credit Agreement"). The Company's borrowings under the revolving credit agreement were $27,000 at December 31, 2021. The loans made under the New Credit Agreement will mature in December 2026. The total $152,000 proceeds from the New Credit Agreement were used to repay the 2021 Term Loan.

The Company recorded deferred financing costs of $1,828 in conjunction with the New Credit Agreement and the balance is presented net within Long-term debt, net on the Company's consolidated balance sheet. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the New Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The New Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the New Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000. The Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. The Company is in compliance with all debt covenants related to the New Credit Agreement as of December 31, 2021.

The Company’s debt as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor) is as follows:

	As of December 31, 2021 (Successor)		As of December 31, 2020 (Predecessor)
Debt Description	Interest Rate	Amount	Interest Rate	Amount
2018 Term Loan, as amended		$-	7.75%	$29,700
2018 DDTL		-	7.75%	2,990
2020 Term Loan		-	3-month LIBOR + 7.50%	19,401
2020 DDTL		-	3-month LIBOR + 7.50%	40,500
New Credit Agreement Revolver	3.60%	27,000		-
New Credit Agreement Term Loan	3.72%	125,000		-
Total principal long-term debt				92,591
Debt issuance costs		(1,812)		(1,867)
PPP and other loans		-		2,615
Total debt		150,188		93,339
Less: current portion of long-term debt		29,697		2,853
Long-term debt, net of current portion		$120,491		$90,486

The balance of the Term Loan matures as follows:

Year ended	Total
2022	$3,096
2023	5,982
2024	8,453
2025	7,836
2026	99,633
Thereafter	-
Total	$125,000

Interest on all debt is payable quarterly, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period was $251, $13,063, and $3,635, respectively. Included in interest expense, net on the accompanying consolidated statements of comprehensive loss is amortization of debt issuance costs of $16, $3,126, and $205 for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, respectively.

In December 2021, Fathom OpCo entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $3,001, including a $35 financing fee at 2.57% annual rate, will be made between January 2022 and October 2022.

Note 11 – Other income and expense, net

Other Income and expense, net is comprised of the following for the periods ended December 31, 2021 (Successor), December 22, 2021 (Predecessor), and December 31, 2020 (Predecessor):

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Acquisition expenses	$-	$4,045	$1,254
Transaction expense	-	12,515	-
Loss on debt extinguishment	-	2,031	-
Loan prepayment fees	-	1,463	-
Change in fair value of contingent consideration	-	-	1,055
Change in fair value of TRA	300	-	-
Loss on sale of assets	-	307	-
Other	8	646	1,515
Other expense	308	21,007	3,824
Gain on sale of assets	-	-	(214)
Gain on PPP forgiveness	-	(1,624)	-
Change in fair value of Sponsor Earnout Shares	(3,400)	-	-
Change in fair value of contingent consideration	(23,860)	(3,550)	-
Change in fair value of Warrants	(8,200)	-	-
Other	-	-	(371)
Other income	(35,460)	(5,174)	(585)
Other (income) and expense, net	$(35,152)	$15,833	$3,239

Note 12 - Share Based Compensation

Successor

On December 23, 2021, the Company executed the Fathom Digital Manufacturing 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan") to encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company's objectives. The 2021 Omnibus Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards, and any combination of the foregoing.

In connection with the closing of the Business Combination on December 23, 2021, all vested time-based phantom unit awards issued under the Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of restricted Shares of Class A common stock, issued under the 2021 Omnibus Plan. These newly issued restricted shares will vest upon the Company filing an effective registration statement on Form S-8 with the SEC, subject to the continued service of the applicable recipient through such date.

Also, in connection with the closing of the Business Combination, all unvested time-based phantom unit awards issued under the Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of time-based restricted stock units issued under the 2021 Omnibus Plan. These new issued time-based restricted stock units vest based on what the remaining vest period was under the original award issued under the Combined Phantom plan immediately prior to the Business Combination.

Also, in connection with the closing of the Business Combination, all performance-based phantom unit awards issued under the Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of performance-based restricted stock units, issued under the 2021 Omnibus Plan. These new issued performance-based restricted stock units vest when and if the CORE-affiliated limited partnerships (the "CORE Investors") meet certain "sell-down" thresholds related to the Class A Common stock held by both CORE Investors and affiliates of the CORE Investors as a result of the Business Combination and prior to any sell-downs. The sell-down thresholds are referred to as a "Investor Cumulative Sale Percentage Threshold". The performance-based awards vest in 25%, 25%, and 50% increments only when an Investor Cumulative Sale Percentage Threshold of 60%, 80%, and 95% respectively, are met. No such Investor Cumulative Sale Percentage Thresholds were reached in the 2021 Successor Period.

In accordance with ASC 718 "Stock Compensation", both the time-based awards and the performance-based awards that were cancelled and concurrently replaced with awards issued under the 2021 Omnibus Plan are subject to modification accounting. In accordance with ASC 718, the awards are treated as if they are new awards issued as of December 23, 2021.

The following table summarizes the activity related to awards issued by the Company in the 2021 Successor Period under the 2021 Omnibus Plan.

Successor	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 23, 2021	-	-
Granted	6,472,617	$8.21
Vested	-	-
Forfeited	-	-
Non-vested at December 31, 2021	6,472,617	$8.21

The fair value of the time-based and performance-based awards issued under the 2021 Omnibus Plan were valued using the closing stock price for the Company's Class A common stock on December 23, 2021 (i.e., the grant date), less a discount for lack of marketability ("DLOM") due to certain transfer restrictions applicable to the awards.

The closing stock price at the end of business of December 23, 2021 was $10.53 and the DLOM was determined to be $2.84 per share, therefore, the fair value per award granted was determined to be $7.69 per share. The DLOM was calculated using an average of two valuation techniques; an Asian put model and a Finnerty model. The assumptions included in these models include a risk free rate ranging from 0.07% to 0.97%, volatility ranging from 75.4% to 107.8%, and a dividend yield of 0%. The weighted average term utilized for the DLOM is 2.4 years.

Due to the application of modification accounting under ASC 718, the time-based awards were determined to have a grant date fair value of $10.00 per award, which is the fair value of the time-based awards immediately prior to being modified. Since the fair value of the time-based awards immediately after being modified was determined to be $7.69 per award as discussed above, the higher fair value per award is utilized as the grant date fair value for the time-based awards granted on December 23, 2021. The performance-based awards were determined to have a grant date fair value of $7.69 per award in accordance with modification accounting under ASC 718 since, immediately prior to being modified, the performance condition underlying the performance-based awards was not yet considered probable. The weighted average grant date fair value of all awards granted on December 23, 2021 is $8.21 per award.

The share based compensation recognized in the 2021 Successor Period is $139.

As of the December 31, 2021 (Successor), there was $5,800 of total unrecognized compensation cost related to the awards issued under the 2021 Omnibus Plan. The cost was expected to be recognized over a weighted average period of 2.8 years. No awards issued under the 2021 Omnibus Plan vested in the 2021 Successor Period. There were no cash payments related to the 2021 Omnibus Plan awards made during the 2021 Successor Period.

The Company’s accounting policy is to record forfeitures as they occur, however there were no forfeitures of any awards in the 2021 Successor Period.

Predecessor

Prior to July 15, 2021, Fathom OpCo's operating subsidiaries, MCT Holdings and Incodema Holdings, maintained the MCT Group Holdings, LLC 2019 Phantom Equity Bonus Plan (the “MCT Phantom Plan”) and the Incodema Holdings LLC 2020 Phantom Equity Bonus Plan, respectively, (the “Incodema Phantom Plan”, together with the MCT Phantom Plan, the “Prior Phantom Plans”).

The awards under both the Prior Phantom Plans had two vesting components: (1) time vesting and; (2) performance vesting. A quarter (25%) of the awards vested ratably, in equal installments, on each of first four vesting commencement date anniversaries. The remaining three-quarters (75%) of the awards vest if the MCT Holdings and Incodema Holdings investors realized a Multiple on Invested Capital (“MOIC”) of at least 2x upon the consummation of such sale of each company.

The awards are representative of a portion of a phantom bonus pool that is created upon a change in control of Fathom OpCo, allowing for a phantom bonus pool of up to 10% of the proceeds attributable to the Class A and Class B common units of Fathom OpCo upon a change of control, so long as the CORE investors realize a MOIC of at least 2x for each respective company.

The awards issued under the Prior Phantom Plans were within the scope of ASC 718 and were equity-classified.

In the 2020 Predecessor Period, the total share-based compensation expense related to the time-based awards issued under the Prior Phantom Plans was $34. No compensation cost related to the performance-based awards issued under the Prior Phantom Plans was recognized in the 2020 Predecessor Period since the performance-based awards' performance condition was never met and thus no performance-based awards issued under the Prior Phantom Plans ever vested.

On July 15, 2021, the Prior Phantom Plans and all awards outstanding thereunder were terminated and replaced by a single phantom equity plan (the “Combined Phantom Plan”) sponsored by Fathom OpCo. The new awards issued under the Combined Phantom Plan retained identical vesting provisions for both the time-based and performance-based awards as those that existed under the Prior Phantom Plans; however, the awards issued under the Combined Phantom Plan also included additional separate vesting conditions if Fathom OpCo completed a business combination with a special purpose acquisition company. Due to the change in vesting conditions, the cancellation of the Prior Phantom Plan awards and their concurrent replacement with Combined Phantom Plan awards was accounted for as a modification of share-based awards under ASC 718.

Since the performance-based awards were subject to modification accounting under ASC 718, the performance-based awards were considered an improbable-to-improbable modification and thus the grant date fair value of the performance based-awards was reset as of the modification date which was July 15, 2021. The time-based awards were also considered subject to modification accounting, however the time-based awards were considered a probable-to-probable modification whereby the original grant date fair value of the award is retained for accounting purposes. For both the modified time-based and performance based awards, the fair value of the original award and the fair value of the modified award were deemed to have the same fair value as there were no changes to the inputs in the calculation of fair value of the awards. As such, there was no incremental fair value that needed to be recognized for either the time-based or performance-based awards as a result of modification accounting for such awards.

For the 2021 Predecessor Period, the share-based compensation related to awards under both the Prior Phantom Plans and the Combined Phantom Plans totaled $2,649. All compensation recorded in Predecessor Periods relates to time-based awards, as no performance-based awards ever vested under either the Prior Phantom Plans or the Combined Phantom Plan.

The fair value of awards granted under the Prior Phantom Plans was determined based on an equity valuation of MCT Holdings and Incodema Holdings as of the date that the award was granted. As discussed previously, the Prior Phantom Plan time-based awards that were cancelled and replaced with Combined Phantom Plan awards on July 15, 2021 were considered probable-to-probable modifications and therefore the original grant date fair value was retained for purposes of determining the stock compensation expense to be recognized in the 2021 Predecessor Period.

As of December 31, 2020 (Predecessor), there was $554 of total unrecognized compensation cost related to the Prior Phantom Plan Units. The cost was expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the 2020 Predecessor Period was $34. No cash payments related to the Phantom Units were made during the 2020 Predecessor Period.

Fathom OpCo's accounting policy was to record forfeitures as they occur, however there were no forfeitures of any awards in the Predecessor Periods.

A summary of the activity in the plan for the 2020 Predecessor Period is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2020	4,000	$515.09
Granted	5,356	358.15
Vested	(313)	570.20
Forfeited	-	-
Non-vested at December 31, 2020	9,043	$420.02

A summary of the activity in the plans for the 2021 Predecessor Period is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2021	9,043	$420.02
Granted	14,346	1,529.06
Vested	(1,115)	1,930.42
Forfeited	(10,706)	888.81
Non-vested at December 22, 2021	11,568	$1,217.42

Note 13 –Earnings Per Share and Earnings per Unit

Successor

Basic net loss per share is computed based on the weighted average number of common shares outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of units the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted Class A common stock outstanding during the 2021 Successor Period.

The Company's basic earnings per share calculation is as follows:

Period From December 23 - December 31, 2021 (Successor)
Class A
Basic Earnings Per Share:
Numerator
Net income	$33,470
Less: Net loss attributable to non-controlling interests	(968)
Net income attributable to Class A common stock	$34,438
Denominator
Weighted average shares of Class A common stock outstanding-basic	50,785,656
Basic Earnings Per Share	$0.68

The Company's diluted earnings per share calculation is as follows:

Period From December 23 - December 31, 2021 (Successor)
Class A
Diluted Earnings Per Share:
Numerator
Net income attributable to holders of Class A common stock	$33,470
Denominator
Weighted average shares of Class A common stock outstanding-basic	50,785,656
Effect of Dilutive Securities
Assumed exchange for shares of Class A common stock	85,054,317
Weighted average shares of Class A common stock outstanding-diluted	135,839,973
Diluted Earnings Per Share	$0.25

Predecessor

Basic net loss per unit is computed based on the weighted average number of common units outstanding. Diluted net loss per unit is computed based on the weighted average number of common units outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive common units been issued and reduced by the number of units Fathom OpCo could have repurchased from the proceeds from issuance of the potentially dilutive units. Fathom OpCo had no dilutive instruments outstanding as of December 22, 2021 (Predecessor) and December 31, 2020 (Predecessor). As a result, basic and diluted earnings per units are the same as of December 22, 2021 (Predecessor) and December 31, 2020 (Predecessor).

Fathom OpCo's Class A common units and Class B common units participate equally in Fathom OpCo's undistributed earnings. As such, Fathom OpCo’s undistributed earnings are allocated pro-rata to the Class A common units and Class B common units based on the weighted Class A common units and Class B common units outstanding as of December 22, 2021 (Predecessor) and December 31, 2020 (Predecessor) such that earnings per unit for Class A common units and Class B common units are the same in each period.

	Period From
	January 1 - December 23, 2021 (Predecessor)	January 1 - December 23, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Earnings Per Unit:
Numerator
Net (loss)	$(11,690)	$(4,784)
Less: annual dividends on redeemable preferred units	(6,582)	(2,694)
Net (loss) attributable to common unitholders	$(18,272)	$(7,478)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Earnings Per Unit	$(3.33)	$(3.33)

	Period From
	January 1 - December 31, 2020 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
	Class A	Class B
Basic and Diluted Earnings Per Unit:
Numerator
Net (loss)	$(5,380)	$(2,583)
Less: annual dividends on redeemable preferred units	(4,083)	(1,961)
Net (loss) attributable to common unitholders	$(9,463)	$(4,544)
Denominator
Weighted-average units used to compute basic earnings per unit	3,531,681	1,696,135
Basic and Diluted Earnings Per Unit	$(2.68)	$(2.68)

Note 14 – Shareholders’ Equity, Noncontrolling interest, and Members' Equity

Successor

The Company’s equity consists of a total of 500,000,000 authorized shares across all classes of capital stock, which the Company has the authority to issue. The 500,000,000 authorized shares consist of 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share, 300,000,000 authorized shares of Class A common stock with a par value of $0.0001 per share, 180,000,000 shares of Class B common stock with a par value of $0.0001 par value per share, and 10,000,000 shares of Class C common stock with a par value of $0.0001 per share.

As of December 31, 2021, the Company had no outstanding shares of Preferred Stock, 50,785,656 outstanding shares of Class A common stock, 84,294,971 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

Shares of Class A common stock are entitled to economic rights and one vote per share. Shares of Class B common stock have no economic rights and one vote per share. The number of shares of Class B common stock is equal to the number of New Fathom Units held by the continuing Fathom Owners (as defined below). The New Fathom Units owned by the legacy pre-Business Combination owners (the "Continuing Fathom Unitholders") of Fathom OpCo are exchangeable on a one-for-one basis for shares of Class A common stock (with corresponding surrender of an equal number of shares of Class B common stock for cancellation by the Company). The Company and Fathom OpCo also have the option to redeem the class A units for cash in lieu of shares of Class A common stock. Due to the potential that the Class A units of Fathom OpCo may be redeemed for cash and the redemption is considered outside of the control of the Company, the Company has accounted for the non-controlling interest in Fathom OpCo within temporary or "mezzanine" equity on the Consolidated Balance Sheet as of December 31, 2021 (Successor).

The Company's shares of Class C common stock have identical rights to shares of the Company's Class A common stock. However, there are no outstanding shares of Class C common stock as of December 31, 2021 (Successor). Further, the Company's certificate of incorporation prohibits any future issuance of shares of Class C common stock. The Company expects to amend its certificate of incorporation in 2023 to eliminate Class C common stock from its capital structure entirely.

The Company's shares of preferred stock are authorized but unissued as of December 31, 2021 (Successor). The Company, acting without shareholder approval, may approve the issuance of one of more series of such preferred shares. In connection with such approval, the Company will approve a "Certificate of Designation" that will set forth the terms of the series of preferred stock, including terms such as dividends and redemption rights.

Due to the New Fathom Units held by parties other than the Company, upon the closing of the Business Combination, the Company recorded a non-controlling interest at fair value, which was $842,850. The non-controlling interest is reflective of the fact that the Company owns a 37.6% economic interest in Fathom OpCo whereas the Continuing Fathom Unitholders hold the remaining 62.4% economic interest in Fathom OpCo.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the 2021 Successor Period.

Period From December 23 - December 31, 2021 (Successor)
Fathom OpCo comprehensive loss	$(1,551.00)
Noncontrolling interest percentage	62.4%
Comprehensive loss attributable to noncontrolling interest	$(968.00)

Predecessor

Fathom OpCo's equity in the 2020 Predecessor Period and 2021 Predecessor Period consists of Class A common units and Class B common units.

See Note 4 for member units issued as part of business combination transactions in the periods ended 2021 Predecessor Period and 2020 Predecessor Period.

Unit holders of Class A common units and Class B common units share equally in the undistributed income of the Company after consideration of the cumulative unpaid dividends related to the Class A Preferred Units. Allocations and distributions to incentive units are subject to certain participation thresholds set by the managers of Company. Unit holders of Class A common units are entitled to one vote per Class A common unit held and unit holders of Class B common units are not entitled to vote.

The following table represents a summary of the Company’s Members' Equity as of December 31, 2020 (Predecessor):

December 31 2020 (Predecessor)
Class A common units	5,480,611
Class B common units	2,242,981

Note 15 - Operating Leases

The Company accounts for leases in accordance with ASC 840. The Company enters into leases in the normal course of business primarily for office space, manufacturing facilities and certain company vehicles and equipment and finance leases for certain company equipment. The Company is obligated under non-cancellable lease agreements for certain facilities, which frequently include renewal options and escalation clauses. For leases that contain predetermined fixed escalations, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and amounts payable under the lease as deferred rent. The Company includes lease extension and termination options in the lease term if, after considering relevant economic factors, it is reasonably certain the Company will exercise the option. The Company’s leases have remaining lease terms ranging from 2 to 7 years.

The Company determines if an arrangement is a lease at inception. Operating leases are off balance sheet arrangements with rent expense included in Cost of revenue and Selling, general and administrative in the consolidated statements of comprehensive income (loss). Future noncancelable operating lease commitments are as follows:

Year ended	Total
2022	$3,212
2023	3,027
2024	1,959
2025	1,253
2026	443
Thereafter	328
Total future lease payments	$10,222

Rental expense was approximately $53, $2,226, and $1,536 for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, respectively.

Note 16 — Fathom OpCo Class A Contingently Redeemable Preferred Units

Fathom OpCo had the following contingently redeemable preferred units issued and outstanding at December 31, 2020 (Predecessor):

	Shares Authorized	Shares Issued and Outstanding	Original Issue Price	Carrying Value	Accumulated Unpaid Dividends	Amount Contingently Redeemable
Class A Preferred Units	1,167,418	1,167,418	$46.35	$54,105	$9,253	$63,358

The rights and preferences of holders of the redeemable convertible preferred stock are as follows:

Dividends

Fathom OpCo's Class A Contingently Redeemable Preferred Units (“Class A Preferred Units”) were issued at $100 par per unit and accumulate a preferred return at 8.0 percent, compounded on the first business day of each calendar quarter in respect of the prior calendar quarter.

Fathom OpCo does not record any changes in carrying value of the Class A Preferred Units due to cumulative unpaid dividends. Dividends are accrued at the time they are declared by the Company’s Board of Managers. No dividends were declared or paid on the Class A Preferred Units in the 2020 Predecessor Period and 2021 Predecessor Period.

Voting Rights

Class A Contingently Redeemable Preferred unitholders are not entitled to voting rights.

Redemption

The Company shall make a distribution to each of the Class A preferred unitholders in an amount equal to the aggregate Class A preferred unpaid yield and Class A preferred unreturned capital, effective upon the occurrence of any of the following events (referred to as a “redemption event”): the sale, lease, license, transfer, conveyance or other disposition of a majority of the assets of the subsidiaries of the Company; the merger, consolidation, recapitalization, reorganization or sale of securities; any merger, consolidation, joint venture or other business combination pursuant to which the Company is combined with that of a special purpose acquisition company or other blank-check company which has a class of equity securities publicly listed on a national securities exchange; or a public offering with respect to Incodema Holdings or any of its subsidiaries, the reorganization of Incodema Holdings or any of its subsidiaries from a limited liability company to a corporation (whether or not in connection with a public offering) or an election by Incodema Holdings to be treated as a corporation for U.S. federal income tax purposes.

As a result, the Class A Preferred Units were recorded separately from members’ equity because they are redeemable upon the occurrence of redemption events that are considered not solely within the Company’s control.

The Company expensed issuance costs related to the Class A Preferred Stock as incurred for the 2020 Predecessor Period. The amounts expensed were immaterial to the Company’s financial statements.

Note 17 - Related Party Transactions

Affiliate Purchases

For the 2021 Successor Period, 2021 Predecessor Period and 2020 Predecessor Period, certain employees of the Company had a non-controlling ownership interest in an affiliated entity, Fathom Precision International Ltd., which supplies services to the Company. Purchases from such affiliate totaled $700, $9,165, and $6,438 for the 2021 Successor Period, the 2021 Predecessor Period, and the 2020 Predecessor Period, respectively.

Management Fees

MCT Holdings and Incodema Holdings entered into a management services agreement with an entity related through common ownership to the majority member in August 2018 and July 2020, respectively. For the periods ended 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, the Company incurred expenses related to such management fees of approximately $0, $1,723, and $722, respectively. This agreement terminated in connection with the closing of the Business Connection.

Note 18 — Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, we are not organized around specific services or geographic regions. Our chief operating decision maker uses consolidated financial information to evaluate our performance, which is the same basis upon which the results and performance of the Company are communicated to the Company's Board. The chief operating decision maker bases all significant decisions regarding the allocation of our resources on a consolidated basis. Based on the information described above and in accordance with the applicable literature, management has concluded that we are organized and operate as one operating and reportable segment.

Note 19 – Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects the Company’s management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•
Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•
Level 2 — Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
•
Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Period Ended
Description	Level	December 31, 2021 (Successor)	December 31, 2020 (Predecessor)
Liabilities:
Tax receivable agreement	3	$4,600	$-
Legacy Fathom OpCo acquisitions contingent consideration	3	3,598	11,439
Sponsor earnout shares liability	3	9,380	-
Fathom earnout shares liability	3	64,300	-
Warrant liability – Public Warrants	1	7,600	-
Warrant liability – Private Placement Warrants	3	26,300	-
		$115,778	$11,439

Tax Receivable Agreement

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 16, existing non-controlling interest percentage of 37.6%, initial amortization deductions of $52,400, $126,000 of taxable income forecast by 2030, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of December 31, 2021 (Successor) of $7.92, volatility of 84.6%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt range from 2.4% to 8.5%

Legacy Fathom OpCo Acquisitions Contingent Consideration

The fair values for contingent consideration payable are determined by using a discounted cash flow approach with unobservable inputs and is classified as a Level 3 liability in the fair value hierarchy. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each entity to which the contingent consideration relates to, for example EBITDA targets for a given period.

Earnout Shares liability

The Earnout Shares are accounted for as liabilities in the Company's consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of five years, a risk-free rate of 1.25%, operating asset volatility of 87.6%, and equity volatility of 91.7%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrants

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying consolidated balance sheet as of December 31, 2021 (Predecessor). The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the statement of operations.

The Public Warrants are valued using a Monte Carlo simulation model; however, the inputs are calibrated such that the fair value of an individual Public Warrant is equal to the quoted and publicly traded prices for the Public Warrants. Since the fair value is based off quoted prices in an active market for identical instruments, the Public Warrants are considered to be a Level 1 fair value measurement. Since the Public Warrants are publicly traded, the price of the underlying Class A common stock, the remaining time until expiration, and the price of the Public Warrants are observable. The Monte Carlo simulation model is calibrated by adjusting the selected volatility until the value of the Public Warrants implied by the model is equal to the publicly traded Class A warrant price (Ticker: FATH.WS).

The key inputs to the valuation of the Public Warrants include an expected term of 5.0 years, a strike price of $11.50, an assumption that the warrants can be early redeemed when the price of the Company's Class A common stock exceeds $18.00 for any 20 trading days within a 30-day trading period, and the warrants are assumed to remain outstanding until maturity unless they are redeemed early.

The Private Placement warrants are valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 25% based on a calibration to the publicly traded per share price of the Company's Class A common stock as of December 31, 2021 (Successor). Other key inputs into the valuation include a term of 5.0 years, a strike price of $11.50 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

In instances whereby inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

	Period Ended
	December 31, 2021 (Successor)	December 31, 2020 (Predecessor)
Balance of recurring Level 3 liabilities at beginning of period	$141,438	$-
Total gains or losses for the period:
Included in earnings (income) loss	(33,260)	1,055
Issuances	-	11,737
Payments	-	(1,353)
Transfers into level 3	-	-
Transfers out of level 3	-	-
Balance of recurring level 3 liabilities at end of period	$108,178	$11,439

Note 20 – Commitments and Contingencies

Corporate Lawsuits:

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the consolidated balance sheet of the Company.

In July 2021, the Company entered into a settlement agreement in a hybrid collective/class action complaint filed by one of its former employees for alleged violations of the Fair Labor Standards Act and Wisconsin wage and hour law. The settlement amount did not have a material effect on the consolidated balance sheet of the Company.

Note 21 – Income Taxes

Following the Business Combination, the Company is a U.S. C-corporation which wholly owns two entities taxed as corporations. Each of the Company and its corporate subsidiaries have an ownership interest in Fathom OpCo and are subject to U.S. federal and state income taxes with respect to their allocable share of taxable income of Fathom OpCo as well as any standalone taxable income or loss generated at the corporation level. All business operations are held within Fathom OpCo and its subsidiaries. Fathom OpCo and its subsidiaries are treated as flow-through entities for federal and substantially all state income tax purposes and therefore are not subject to entity level taxes in most jurisdictions. During the 2021 Predecessor Period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 Predecessor Period and for the 2021 Successor Period, Fathom OpCo and its subsidiaries are flow-through entities for U.S. federal income tax purposes.

As of December 31, 2021, tax years 2018 through 2021 remain open and subject to examination by the Internal Revenue Service and the majority of the states where Fathom OpCo has activities. Upon audit, tax authorities may challenge tax positions of the Company or Fathom OpCo. A tax position successfully challenged by a taxing authority could result in an adjustment to the Company’s provision for income taxes in the period in which a final determination is made. As of 2021 Successor Period, 2021 Predecessor Period and the 2020 Predecessor Period, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Significant components of the Company’s tax expense (benefit) for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, are as follows:

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Current expense
State	$-	$52	$-
Federal	-	-	-
Subtotal	-	52	-
Deferred tax benefit
State	(1)	(297)	-
Federal	(2)	(2,963)	-
Subtotal	(3)	(3,260)	-
Total	$(3)	$(3,208)	$-

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period, are as follows:

	Period From
	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)	January 1 - December 31, 2020 (Predecessor)
Federal statutory rate (21%)	$7,028	$(4,133)	$(1,672)
State income taxes, net of federal benefit	(38)	(245)	-
Pre-closing income held in flow-through entities	-	4,133	1,672
Change in tax status of corporate subsidiaries	-	(2,963)	-
Non-controlling interest in Fathom Holdco, LLC	222	-	-
Remeasurement of Fathom and Sponsor earnout shares	(5,724)
Remeasurement of TRA and warrant liability	(1,662)	-	-
Valuation allowance	171	-	-
Total	$(3)	$(3,208)	$-

The tax effect of temporary differences that give rise to deferred tax assets and liabilities for the 2021 Successor Period, 2021 Predecessor Period, and 2020 Predecessor Period are as follows:

	Period Ended
	December 31, 2021 (Successor)	December 31, 2020 (Predecessor)
Deferred tax assets
Net operating losses	$1,494	$-
Transaction costs	861
Interest expense carryforwards	762
Valuation allowance	(3,117)	-
Total deferred tax assets	-	-
Deferred tax liabilities
Investment in Fathom Holdco, LLC	(17,570)	-
Total deferred tax liabilities	(17,570)	-
Total net deferred tax liabilities	$(17,570)	$-

Net Operating Losses

As of December 31, 2021, the Company has federal and state net operating loss ("NOLs") carryforwards of $5.6 million. The U.S. federal NOLs are not subject to expiration. Utilization of the federal and state net operating losses may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and equivalent state tax provisions. The annual limitations are not expected to restrict the use of any portion of the net operating losses prior to expiration. Nonetheless, the Company believes that it is more likely than not that the benefit from federal and state NOL carryforwards will not be realized.

Valuation Allowance

The Company recorded a valuation allowance against the use of its deferred tax assets as the date of the Business Combination and as of December 31, 2021. The change in the valuation allowance during the 2021 Successor Period was the result of an increase in deferred tax assets which the Company has fully valued against as of the end of the 2021 Successor Period. The Company determined that there is uncertainty as to its ability to generate taxable income required to use the Company’s NOLs based on its history of taxable losses.

TRA, Warrants, Fathom Earnout Shares, and Sponsor Earnout Shares

The Company entered into a TRA with members of Fathom OpCo which calls for certain payments to be made to members of Fathom OpCo on account of (i) tax savings generated at the Company related to tax attributes of the Company and Fathom OpCo acquired by the Company in the Business Combination and (ii) future exchanges of Fathom OpCo units for cash or Class A common stock of the Company (See note 2 for further information). Payments required under the TRA for units acquired in the Business Combination are not anticipated to give rise to substantial amounts of future deductible tax differences. As a result, changes in the fair value of the TRA liability established in connection with the transactions contemplated by the Business Combination give rise to permanent differences between financial and taxable income.

The Company's Fathom Earnout Shares liability and Sponsor Earnout Shares liability to be paid in the form of equity does not give rise to future deductible tax basis for U.S. federal income tax purposes, and accordingly, changes in the fair value of the Fathom Earnout Shares liability and the Sponsor Earnout Shares liability give rise to permanent differences between financial and taxable income.

The Company’s Warrants are treated as equity instruments for U.S. federal income tax purposes, and accordingly, changes in the fair value of the Warrant liability give rise to permanent differences between financial and taxable income.

Note 22 – Variable Interest Entities

Based upon the criteria set forth in ASC 810, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that Fathom OpCo meets the definition of a VIE and that the Company is the primary beneficiary of Fathom OpCo beginning on the date of the Business Combination, and therefore the Company must consolidate Fathom OpCo from the date of the Business Combination.

The following table presents a summary of the total assets, liabilities, and equity of the Company’s consolidated VIE, which is comprised solely of Fathom OpCo.

Period Ended December 31, 2021 (Successor) Fathom OpCo Standalone
Total assets	$1,566,106
Total liabilities	193,437
Total equity	1,372,669

Note 23 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.