Form 10-Q
period 2022-03-31
Fathom Digital Manufacturing Corp
filed 2022-05-16
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 11, 2022, there were 51,306,971 shares of the registrant's Class A common stock outstanding and 84,294,971 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report). Refer to Note 1 “Nature of Business” and Note 2 "Basis of Presentation" of the notes to our consolidated financial statements contained in this Quarterly Report for further information regarding the basis of presentation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding the business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary", “Item 1A. Risk Factors”, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Consolidated Balance Sheets

(In thousands, except share and unit amounts)

	Period Ended
	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash	$11,993	$20,357
Accounts receivable, net	28,157	25,367
Inventory	12,541	13,165
Prepaid expenses and other current assets	4,873	1,836
Total current assets	57,564	60,725
Property and equipment, net	46,248	44,527
Right-of-use operating lease assets, net	8,808	-
Right-of-use financing lease assets, net	2,417	-
Intangible assets, net	265,017	269,622
Goodwill	1,189,762	1,189,464
Other non-current assets	252	2,036
Total assets	$1,570,068	$1,566,374
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(1)	$13,860	$9,409
Accrued expenses	6,806	5,957
Other current liabilities	5,014	2,058
Current operating lease liability	2,937	-
Current financing lease liability	185	-
Contingent consideration	2,748	2,748
Current portion of debt	25,423	29,697
Total current liabilities	56,973	49,869
Long-term debt, net	119,083	120,491
Fathom earnout shares liability	47,690	64,300
Sponsor earnout shares liability	7,020	9,380
Noncurrent contingent consideration	850	850
Noncurrent operating lease liability	5,917	-
Noncurrent financing lease liability	2,278	-
Deferred tax liability	17,546	17,570
Other noncurrent liabilities	1,608	4,655
Warrant liability	25,800	33,900
Payable to related parties pursuant to the tax receivable agreement	4,600	4,600
Total liabilities	289,365	305,615
Commitments and Contingencies:
Redeemable non-controlling interest in Fathom OpCo	836,723	841,982
Shareholders' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 50,785,656 issued and outstanding as of March 31, 2022 and December 31, 2021	5	5
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; 84,294,971 shares issued and outstanding as of March 31, 2022 and December 31, 2021	8	8
Class C common stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Additional paid-in-capital	468,475	466,345
Accumulated other comprehensive loss
Accumulated deficit	(24,508)	(47,581)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	443,980	418,777
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$1,570,068	$1,566,374

(1) Inclusive of allowance for doubtful accounts of $1,322 and $1,150 as of March 31, 2022 and December 31, 2021, respectively

(2) Inclusive of accounts payable to related parties of $1,180 and $1,246 as of March 31, 2022 and December 31, 2021, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except units, shares, per unit, and per share amounts)

	Three Months ended
	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)

Revenue	$40,541	$30,534
Cost of revenue (1) (2) (3)	28,544	17,123
Gross profit	11,997	13,411
Operating expenses
Selling, general, and administrative (4)	14,763	7,670
Depreciation and amortization	4,517	2,672
Total operating expenses	19,280	10,342
Operating (loss) income	(7,283)	3,069
Interest expense and other (income) expense
Interest expense	1,473	2,114
Other expense	116	1,540
Other income	(27,165)	(94)
Total interest expense and other (income) expense, net	(25,576)	3,560
Net income (loss) before income tax	$18,293	$(491)
Income tax expense	454	9
Net income (loss)	$17,839	$(500)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(5,259)	-
Net income attributable to controlling interest	23,098	(500)
Comprehensive income (loss):
Loss from foreign currency translation adjustments	(107)	(107)
Comprehensive income (loss), net of tax	$22,991	$(607)
Earnings per Share:
Net income (loss) per unit attributable to Class A and Class B common unit holders (5)
Basic and Diluted		$(0.36)
Weighted average Class A and Class B units outstanding
Basic and Diluted		7,723,592
Net income per share attributable to shares of Class A common stock
Basic	$0.45
Diluted	$0.13
Weighted average Class A common shares outstanding
Basic	50,785,656
Diluted	135,839,973

(1)
Inclusive of $1,695 and $854 of depreciation and amortization for the three months ended March 31, 2022 and March 31, 2021, respectively;
(2)
Inclusive of $1,108 and $580 of cost of revenue related to inventory purchases from a related party for the three months ended March 31, 2022 and March 31, 2021, respectively;
(3)
Inclusive of $3,241 and $277 of inventory step-up amortization for the three months ended March 31, 2022 and March 31, 2021, respectively;
(4)
Inclusive of $71 and $353 of management fees incurred to a related party for the three months ended March 31, 2022 and March 31, 2021, respectively;
(5)
Basic and diluted net loss per unit amounts are the same for both Class A common units and Class B common units. See Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest (Successor)

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
Successor:	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at December 31, 2021	50,785,656	$5	84,284,971	$8	$466,345	$(47,581)	$418,777	$841,982
Equity based compensation	-	-	-	-	2,130		2,130
Cumulative effect from adoption of ASC 842	-	-	-	-	-	82	82	-
Net income	-	-	-	-	-	22,991	22,991	(5,259)
Balance at March 31, 2022	50,785,656	$5	84,284,971	$8	$468,475	$(24,508)	$443,980	$836,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Class A Contingently Redeemable Preferred Units and Members' Equity (Predecessor) (Unaudited)

(In thousands, except unit amounts)

	Class A Contingently Redeemable Preferred Equity		Class A Common Units		Class B Common Units
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,232)	$(68)	$36,019
Net loss	-	-	-	-	-	-	(500)	-	(500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(107)	(107)
Balance at March 31, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,732)	$(175)	$35,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months ended
	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$23,098	$(500)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	136	116
Depreciation and amortization included in cost of revenue	1,695	854
Amortization of intangible assets	4,374	2,301
Amortization of inventory step-up	3,241	277
Loss on disposal of property, plant and equipment	24	-
Foreign currency translation adjustment	(107)	(107)
Share-based compensation	2,130	-
Non cash lease expense, net	169
Deferred taxes	(24)	-
Non-controlling interest share of Fathom OpCo net loss	(5,259)	-
Change in fair value of Fathom earnout shares liability	(16,610)	-
Change in fair value of Sponsor earnout shares liability	(2,360)	-
Change in fair value of Warrant liability	(8,100)	-
Amortization of debt financing costs	100	96
Changes in operating assets and liabilities that provided cash:
Accounts receivable	(2,790)	890
Inventory	(2,617)	202
Prepaid expenses and other assets	(1,170)	(2,006)
Accounts payable	4,062	594
Accrued liabilities and other	848	(587)
Net cash provided by operating activities	840	2,130

Cash Flows from Investing Activities
Purchase of property and equipment	(3,346)	(1,348)
Cash used for acquisitions, net of cash acquired	-	(10,835)
Net cash used in investing activities	(3,346)	(12,183)

Cash Flows from Financing Activities
Proceeds from debt	-	11,500
Payments on finance leases	(77)	-
Payments on debt	(5,781)	(227)
Net cash provided by (used in) financing activities	(5,858)	11,273

Net (decrease) increase in cash	(8,364)	1,220

Cash, beginning of period	20,357	8,188
Cash, end of period	$11,993	$9,408

Supplemental cash flows information:
Cash paid for interest	$173	$1,945
Cash paid to related parties	1,810	2,502

Significant non-cash investing activities:
Right-of-use assets acquired through lease liabilities	$11,986	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 1. Nature of Business

Fathom Digital Manufacturing Corporation (“Fathom”, "Successor", or the “Company”) was incorporated as a Delaware corporation on December 23, 2021 as part of the business combination as defined below. Fathom was previously named Altimar Acquisition Corp. II ("Altimar II") before deregistering as an exempted company in the Cayman Islands. Fathom, through its consolidated subsidiary, Fathom Holdco, LLC (“Fathom OpCo”), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and manufacturing services to many of the largest and most innovative companies in the world.

Fathom OpCo was formed on April 16, 2021 as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”). Capitalized terms used but not otherwise defined herein have the meanings given to such terms in the Company's 2021 Form 10-K.

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and, of necessity, include some amounts that are based upon management estimates and judgments. The accompanying unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

In the Company's opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements have been prepared by the Company and do not include all disclosures as required by accounting principles generally accepted in the U.S. and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K").

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The Company adopted this standard and related amendments in the first quarter of 2022, using the modified retrospective approach. Using the modified retrospective approach the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient to use hindsight when determining the lease term, and the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $3,122 and $8,195 of current lease liabilities and long-term lease liabilities, respectively, and $11,986 in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to future rent escalations. The cumulative change in the beginning accumulated deficit was $82 due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 3. Business Combination with Fathom OpCo

On December 23, 2021, Altimar II and Fathom OpCo closed a series of transactions (collectively, the "Business Combination") pursuant to the Business Combination Agreement dated as of July 15, 2021, as amended (the "Agreement"), that resulted in the combined Company becoming a publicly-traded company on the New York Stock Exchange ("NYSE") with the Company controlling Fathom OpCo in an "UP-C" structure. At the closing on December 23, 2021 ("Closing Date"), Altimar II domesticated into a Delaware corporation, and the Company, Fathom Digital Manufacturing Corporation ("Fathom", the "Company", "we", or "our") , was formed. Following the closing, the public investors, the investors that purchased Class A common stock in the private placement offering ("PIPE Investors") and the Founders collectively held Class A common stock representing approximately 10.4% economic interest in Fathom OpCo, and the CORE Investors and the other Legacy Fathom Owners collectively held 89.6% of economic interest in Fathom OpCo in the form of Class A common stock. Additionally, the Company issued to the legacy Fathom owners shares of Class B common stock, which have no economic rights but entitle each holder to voting power (one vote per share). Subsequently to the closing, the Company controls Fathom OpCo and is a holding company with no assets or operations other than its equity interest in Fathom OpCo.

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

As a result of the Business Combination, the Company's financial statement presentation distinguishes Fathom OpCo as the "Predecessor" ("2021 Predecessor Period" or "Predecessor Period") through the Closing Date. The Company is the "Successor" ("2022 Successor Period" or "Successor Period") for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor Period, the unaudited consolidated financial statements for the Successor Period are presented on a full step-up basis, and are therefore not comparable to the unaudited consolidated financial statements of the Predecessor Period that are not presented on the same full step-up basis.

In connection with the Business Combination, the Company incurred $19,010 of transaction expenses. These costs were recorded on the income statement of Altimar II prior to the Business Combination. Since the Predecessor period for purposes of these financial statements was deemed to be the historical results of Fathom OpCo, these transaction costs are not presented in either the Company's consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period. However, these transaction costs are reflected in the accumulated deficit balance of the Company in the consolidated balance sheet as of December 31, 2021 (Successor).

The seller earnout contingent consideration below represents the estimated fair market value of the 9,000,000 Fathom Earnout Shares issued in conjunction with the Business Combination. The Fathom Earnout Shares will be settled with shares of Class A common stock or New Fathom Units and are accounted for as liability classified contingent consideration. The Fathom Earnout Shares vest in three equal tranches of 3,000,000 shares each at the volume-weighted average share price thresholds of $12.50, $15.00 and $20.00, respectively. The earnout period related to the Fathom Earnout Shares is five years from the date of the closing date. These estimated fair values are preliminary and subject to adjustment in subsequent periods.

In conjunction with the Business Combination, the Company recognized a deferred tax liability $17,573. The deferred tax liability was recorded on the standalone books of the Company with an offset to goodwill. The deferred tax liability is included in the other noncurrent liabilities caption in the table below.

The Business Combination was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred was $1,364,220. See below for a summary of the total consideration transferred.

Total
Consideration Transferred:
Total cash consideration	$53,332
Fathom earnout shares	88,160
Class A common stock transferred	375,478
Tax Receivable Agreement obligations to the sellers	4,300
Total consideration transferred to sellers	521,270
Non-controlling interest	842,950
Fair value of total consideration transferred	$1,364,220

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The following table sets forth the fair value of the assets and liabilities assumed in connection with the acquisition

Total
Assets acquired:
Cash	$9,577
Accounts receivable, net	24,712
Inventory	12,825
Prepaid expenses and other current assets	3,172
Property and equipment, net	44,397
Goodwill	1,189,762
Intangible assets	270,000
Other non-current assets	2,200
Total assets acquired	1,556,645
Liabilities assumed:
Accounts payable	9,808
Accrued expenses	4,860
Other current liabilities	5,226
Current portion of debt	152,000
Other noncurrent liabilities	20,531
Total liabilities assumed	192,425
Net identifiable assets acquired	$1,364,220

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

Note 4 - Fathom OpCo Predecessor Period Acquisitions

Fathom OpCo completed an acquisition of Summit Tooling Inc. ("Summit Tooling") and Summit Plastics LLC (“Summit Plastics”), together with Summit Tooling, (“Summit”) on February 1, 2021 in which it acquired 100 percent of the equity interests of Summit. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Summit performs their operations. Summit Tooling designs and manufactures plastic injection molds and Summit Plastics provides molding of precision plastic components for a variety of industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities in manufacturing and expand its customer base of high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations and the fair value of the total purchase consideration transferred consisted of the following:

Consideration	Total
Cash	$10,875
Fair value of total consideration transferred	$10,875

The consideration excluded $892 of buyer transaction expenses that are included in other expenses within the Predecessor Period consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $225 to an affiliate of the majority member of Fathom OpCo.

The goodwill recognized as part of the acquisition primarily reflects the value of the assembled workforce acquired and the value of future growth prospects and expected business synergies realized as a result of combining and integrating the acquired business into Fathom OpCo's existing platform. The goodwill recognized is partially deductible for tax purposes.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The following table sets forth the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Summit:

Recognized amounts of identifiable assets acquired and liabilities assumed	Total
Cash	$40
Accounts receivable, net	627
Inventory	339
Property and equipment, net	4,371
Intangible assets	5,000
Total assets acquired	10,377
Accounts payable	40
Deferred revenue	776
Other current liabilities	1,418
Total liabilities assumed	2,234
Total identifiable net assets	8,143
Goodwill	$2,732

Below is a summary of the intangible assets acquired in the acquisition:

	Acquisition Date Fair Value	Estimated Life (Years)
Trade name	$400	5
Customer relationships	4,600	11
	$5,000

The amounts of revenue and net loss of Summit since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Predecessor Period are as follows:

Period From January 1 - March 31, 2021 (Predecessor)
Revenue	$1,175
Net (loss)	$(1,271)

Note 5. Revenue

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

Revenue by product line for the three months ended March 31, 2022 and March 31, 2021 are as follows:

	Three Months Ended
	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)
Revenue:
Additive Manufacturing	$4,149	$4,540
Injection Molding	6,815	6,637
CNC Machining	13,326	4,831
Precision Sheet Metal	14,683	13,117
Ancillary Product Lines	1,568	1,409
Total revenue	$40,541	$30,534

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 6. Inventories

Inventories are estimated at the lower of cost or net realizable value (“NRV”), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal, and transportation. Costs are determined on the first-in, first-out (“FIFO”) method.

Inventories consisted of the following:

	Period Ended
	March 31, 2022	December 31, 2021
Raw materials	$3,388	$4,967
Work in process	7,839	5,368
Finished goods	1,689	3,506
Tooling	604	605
	13,520	14,446
Allowance for obsolescence	(979)	(1,281)
Total	$12,541	$13,165

Note 7. Property and Equipment

Property and equipment, net, consisted of the following:

	Period Ended
	March 31, 2022	December 31, 2021
Machinery and equipment	$34,570	$33,182
Furniture and fixtures	322	180
Computer equipment	671	804
Property and leasehold improvements	5,910	7,180
Construction in progress	6,058	2,859
Transportation equipment	450	454
Total	47,981	44,659
Accumulated depreciation and amortization	(1,733)	(132)
Total	$46,248	$44,527

Depreciation expense included in operating expenses for the three months ended March 31, 2022 and March 31, 2021 was $136 and $116, respectively. Depreciation expense included in cost of revenues for the three months ended March 31, 2022 and March 31, 2021 was $1,465, and $854, respectively.

Note 8. Goodwill and Intangible Assets, net

A rollforward of goodwill is as follows:

(in thousands)
Balance at December 31, 2021	$1,189,464
Measurement period adjustments	298
Balance at March 31, 2022	$1,189,762

Intangible assets, net consisted of the following:

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade name	$70,000	$1,283	$68,717	$70,000	$98	$69,902
Customer relationships	180,000	2,601	177,399	180,000	252	$179,748
Developed software	15,700	863	14,837	4,300	6	$4,294
Developed technology	4,300	236	4,064	15,700	22	$15,678
Total intangible assets	$270,000	$4,983	$265,017	$270,000	$378	$269,622

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Aggregate amortization expense related to intangible assets, excluding goodwill which is not amortized, for the three months ended March 31, 2022 and March 31, 2021 was $4,604 and $2,301, respectively. There are no intangible assets, other than goodwill, with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years.

Year	Aggregate Amortization
2022	$18,140
2023	18,140
2024	18,140
2025	18,140
2026	18,041

Note 9. Warrant Liability

As of March 31, 2022, the Company had 8,625,000 Public Warrants outstanding with a fair value price of $0.76 per Public Warrant, and 9,900,000 Private Placement Warrants outstanding with a fair value price of $1.94 per Private Placement Warrant.

The below table summarizes the number of outstanding warrants and the fair value as of March 31, 2022. See Note 13 for further information.

	Fair Value	# of Warrants

Public Warrants	$6,600	8,625,000
Private Placement Warrants	$19,200	9,900,000

The below table summarizes the number of outstanding warrants and the fair value as of December 31, 2021. See Note 13 for further information.

	Fair Value	# of Warrants

Public Warrants	$7,600	8,625,000
Private Placement Warrants	$26,300	9,900,000

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into the New Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit agreement were $22,000 at March 31, 2022. The loans made under the New Credit Agreement will mature in December 2026.

The Company recorded deferred financing costs of $1,828 in conjunction with the New Credit Agreement and the balance is presented net within Long-term debt, net on the Company's consolidated balance sheet. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the New Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The New Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the New Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000. The Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. The Company is in compliance with all debt covenants related to the New Credit Agreement as of March 31, 2022.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company’s debt as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022		As of December 31, 2021
Debt Description	Interest Rate	Amount	Interest Rate	Amount
New Credit Agreement Revolver	3.99%	22,000	3.60%	27,000
New Credit Agreement Term Loan	4.51%	124,219	3.72%	125,000
Total principal long-term debt		146,219		152,000
Debt issuance costs		(1,713)		(1,812)
Total debt, net		144,506		150,188
Less: current portion of debt		25,423		29,697
Long-term debt, net of current portion		$119,083		$120,491

Interest on all debt is payable in 90 days increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the three months ended March 31, 2022 and March 31, 2021 was $1,473, and $2,114, respectively. Included in interest expense, net on the accompanying unaudited consolidated statements of comprehensive loss is amortization of debt issuance costs for the three months ended March 31, 2022 and March 31, 2021 was $100, and $96, respectively.

In December 2021, Fathom OpCo entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $3,001, including a $35 financing fee at a 2.57% annual rate, are to be made between January 2022 and October 2022. As of March 31, 2022 the Company recognized $2,176 of prepaid assets and $2,090 of other current liabilities in the unaudited consolidated financial statements. For the three months ended March 31, 2022 the Company recognized $842 of insurance expense in selling, general and administrative ("SG&A") expenses.

Note 11. Other (Income) Expense

Other income and expense, net is comprised of the following for the periods ended March 31, 2022, and March 31, 2021:

	Three Months Ended
	March 31, 2022 Successor	March 31, 2022 Predecessor
Acquisition expenses	$-	$1,339
Loss on sale of assets	24	83
Other	92	118
Other expense	116	1,540
Change in fair value of Fathom and Sponsor Earnout Shares	(18,970)	-
Change in fair value of Warrants	(8,100)	-
Other	(95)	(94)
Other income	(27,165)	(94)
Other (income) expense, net	$(27,049)	$1,446

Note 12. Shared Based Compensation

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

Stock Options

The stock option valuation assumptions for the three months ended March 31, 2022 are provided in the table below.

March 31, 2022
Expected term (years)	4.5
Expected volatility	58.7%
Expected dividend yield	0.0%
Risk-free interest rate	1.91%
Fair value of share	$4.26

In February 2022, the Company granted stock options to purchase up to 317,091 shares of Class A common stock at a weighted average exercise price of $8.71 per share which generally vest over a requisite service period of three years. The total intrinsic value of options exercised during the three months ended March 31, 2022 was $0.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

At March 31, 2022, there was approximately $1,312 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.92 years as of March 31, 2022.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company's restricted stock unit activity and the changes during the three months ended March 31, 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2021	6,472,617	$8.21	$-
Granted	727,601	9.01	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at March 31, 2022	7,200,218	$9.01	$-

At March 31, 2022, there was approximately $10,259 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.85 years as of March 31, 2022.

Total stock based compensation expenses was $2,130 and $139 for the three months ended March 31, 2022 and 2021, respectively.

Note 13. Earnings Per Share and Earnings Per Unit

2022 Successor

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted Class A common stock outstanding the three months ending March 31, 2022.

The Company's basic earnings per share calculation is as follows:

March 31, 2022
Class A
Basic Earnings Per Share:
Numerator
Net income	$17,839
Less: Net loss attributable to non-controlling interests	(5,259)
Net income attributable to Class A common stock	$23,098
Denominator
Weighted average shares of Class A common stock outstanding-basic	50,785,656
Basic Earnings Per Share	$0.45

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company's diluted earnings per share calculation is as follows:

March 31, 2022
Class A
Diluted Earnings Per Share:
Numerator
Net income attributable to holders of Class A common stock	$17,839
Denominator
Weighted average shares of Class A common stock outstanding-basic	50,785,656
Effect of Dilutive Securities
Assumed exchange for shares of Class A common stock	85,054,317
Weighted average shares of Class A common stock outstanding-diluted	135,839,973
Diluted Earnings Per Share	$0.13

2021 Predecessor

Basic net loss per unit is computed based on the weighted average number of common units outstanding. Diluted net loss per unit is computed based on the weighted average number of common units outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive common units been issued and reduced by the number of units Fathom OpCo could have repurchased from the proceeds from issuance of the potentially dilutive units. Fathom OpCo had no dilutive instruments outstanding as of March 31, 2021. As a result, basic and diluted earnings per units are the same as of March 31, 2021.

Fathom OpCo's Class A common units and Class B common units participate equally in Fathom OpCo's undistributed earnings. As such, Fathom OpCo’s undistributed earnings are allocated pro-rata to the Class A common units and Class B common units based on the weighted Class A common units and Class B common units outstanding as of March 31, 2021 such that earnings per unit for Class A common units and Class B common units are the same in each period.

	Period From
	January 1 - March 31, 2021 (Predecessor)	January 1 - March 31, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Loss Per Unit:
Numerator
Net loss	$(355)	$(145)
Less: annual dividends on redeemable preferred units	(1,614)	(660)
Net loss attributable to common unitholders	(1,969)	(805)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Loss Per Unit	$(0.36)	$(0.36)

Note 14. Shareholders' Equity, Noncontrolling interest, and Members' Equity

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

As of March 31, 2022, the Company had no outstanding shares of Preferred Stock, 50,785,656 outstanding shares of Class A common stock, 84,294,971 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the 2022 Successor Period.

Period From January 1, 2022 - March 31, 2022 (Successor)
Fathom OpCo comprehensive loss	(8,429)
Non-controlling interest percentage	62.4%
Comprehensive loss attributable to non-controlling interest	(5,259)

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Predecessor

Fathom OpCo's equity in the 2021 Predecessor Period consists of Class A common units and Class B common units.

The following table represents a summary of the Company’s Members' Equity as of March 31, 2021 (Predecessor):

March 31, 2021 (Predecessor)
Class A common units	5,480,611
Class B common units	2,242,981

Note 15. Leases

The Company leases certain manufacturing facilities, office space, and equipment and determines if an arrangement is a lease at inception. Amounts associated with operating leases and financing leases are included in right-of-use lease assets (“ROU assets”), current lease liabilities and long-term lease liabilities in the Company's unaudited consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

If the leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest that we would pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses quoted interest rates obtained from financial institutions as an input to derive its incremental borrowing rate as the discount rate for the lease.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and nonlease components.

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Certain of the Company’s operating leases include variable rental payments based on a percentage change of certain CPI indices. Variable rental payments are recognized in the consolidated statement of comprehensive income (loss) in the period in which the obligation for those payments is incurred. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Balance Sheet Location	March 31, 2022
Assets
Operating	Right-of-use operating lease assets, net	$8,808
Financing	Right-of-use financing lease assets, net	2,417
Total lease assets		$11,225
Liabilities
Current
Operating	Current operating lease liability	$2,937
Financing	Current financing lease liability	185
Non-Current
Operating	Long-term operating lease liability	5,917
Financing	Long-term financing lease liability	2,278
Total lease liability		$11,317

The following table sets forth our lease costs included in our unaudited consolidated statement of comprehensive income (loss):

March 31, 2022
Operating lease cost	$803
Short-term lease cost	4
Financing lease cost:
Amortization of ROU assets	54
Interest on lease liabilities	35
Sublease income	(34)
Total lease costs	$862

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

March 31, 2022
Weighted-average remaining lease term (years)
Operating	3.7
Financing	8.9
Weighted-average discount rate
Operating	4.2%
Financing	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
2022	$2,438	$239	$2,677
2023	2,951	325	3,276
2024	1,780	335	2,115
2025	1,126	345	1,471
2026	638	356	994
Thereafter	693	1,566	2,259
Total future lease payments	9,627	3,167	12,794
Less: Discount	773	704	1,477
Present value of lease liability	$8,854	$2,463	$11,317

Disclosures related to period prior to adoption of the Topic 842

Operating lease rent expense was $767 for the three months ended March 31, 2021.

As of December 31, 2021, future minimum lease payment obligations were as follows:

Year	Total
2022	$3,212
2023	3,027
2024	1,959
2025	1,253
2026	443
Thereafter	328
Total future lease payments	$10,222

Note 16. Fair Value Measurement

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2022.

	Fair Value Measurements as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,600	$4,600
Fathom OpCo acquisitions contingent consideration	-	-	3,598	3,598
Sponsor Earnout Shares Liability	-	-	7,020	7,020
Fathom Earnout Shares Liability	-	-	47,690	47,690
Warrant liability – Public Warrants	6,600	-	-	6,600
Warrant liability – Private Placement Warrants	-	-	19,200	19,200
	$6,600	$-	$82,108	$88,708

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,600	$4,600
Fathom OpCo acquisitions contingent consideration	-	-	3,598	3,598
Sponsor Earnout Shares Liability	-	-	9,380	9,380
Fathom Earnout Shares Liability	-	-	64,300	64,300
Warrant liability – Public Warrants	7,600	-	-	7,600
Warrant liability – Private Placement Warrants	-	-	26,300	26,300
	$7,600	$-	$108,178	$115,778

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements.

	Level 3 Liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2021	$4,600	$3,598	$9,380	$64,300	$26,300	$108,178
Net gain (1)	-	-	(2,360)	(16,610)	(7,100)	(26,070)
Ending balance at March 31, 2022	$4,600	$3,598	$7,020	$47,690	$19,200	$82,108

(1) Net gains on changes in recurring level 3 fair value measurements are recognized in Other income in our unaudited consolidated statement of comprehensive loss.

Valuation Methodologies for Fair Value Measurements Categorized within Levels 2 and 3

Tax Receivable Agreement ("TRA")

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 16, existing non-controlling interest percentage of 37.6%, initial amortization deductions of $52,400, $126,000 of taxable income forecast by 2030, a sell-down schedule which reflects the expected sale of our Class A common units in Fathom OpCo ("New Fathom Units") by legacy Fathom OpCo shareholders, a Class A common stock price as of March 31, 2022 (Successor) of $6.18, volatility of 85.9%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt range from 5.6% to 9.4%

Legacy Fathom OpCo Acquisitions Contingent Consideration

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Earnout Shares Liability

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

Private Placement Warrants

The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the statement of operations.

The Private Placement warrants are valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 25% based on a calibration to the publicly traded per share price of the Company's Class A common stock as of December 31, 2021 (Successor). Other key inputs into the valuation include a term of 5.0 years, a strike price of $11.50 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since the Private Placement warrants are not redeemable.

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

Note 17. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The provision for income taxes was $454 for the three months ending March 31, 2022 compared to $9 for the three months ended March 31, 2021. The effective tax rate, including discrete items, was 2.48% for the period ended March 31, 2022 compared to (1.91%) for the three months ended March 31, 2021. The change in the effective tax rate relates primarily to the change in organizational structure stemming from the Business Combination in December 2021. In addition, the tax provision for the period ended March 31, 2022 is impacted by permanent differences with respect to gains and losses recorded on the Fathom Earnout Shares liability, Sponsor Earnout Shares liability, and Warrant liability, none of which were outstanding liabilities as of March 31, 2021.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the three months ended March 31, 2022, the Company made no material adjustments to its assertion that deferred tax assets are not more-likely than not to be realized.

As of March 31, 2022, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Note 18. Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial condition, comprehensive gain (loss) or cash flows.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 19. Variable Interest Entities

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

The following table presents a summary of the total assets, liabilities, and shareholders' equity of the Company’s consolidated VIE, which is comprised solely of Fathom OpCo.

Period Ended March 31, 2022 Fathom OpCo Standalone
Total assets	$1,569,797
Total liabilities	204,255
Total shareholders' equity	1,365,542

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements as of and for the three months ended March 31, 2022 (Successor), together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our 2021 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our 2021 Form 10-K and other filings under the Exchange Act.

Overview

Fathom Digital Manufacturing Corporation was incorporated in Delaware in December 2021 as part of the completion of the business combination of Altimar Acquisition Corp II and Fathom Opco ("the Business Combination"). However, our roots stretch back over 35 years with the founding of several of our subsidiaries. The terms “Fathom” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

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

In September 2019, we acquired Kemeera, LLC to expand our additive, CNC machining, injection molding, and development and engineering services, as well as bring urethane casting capabilities. In December 2019, we acquired ICOMold, LLC ("ICOMold") to expand our injection molding capabilities and significantly enhance our customer experience by bringing in-house an interactive, automated quotation system capable of providing feedback in 30 seconds with an intuitive, customer-facing project management portal, which we have continued to develop and enhance. Our acquisition of ICOMold also expanded our capabilities into China.

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

In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision, LLC d/b/a Micropulse West expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

Factors Affecting the Comparability of our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors that may impact the comparability of our results of operations in future periods.

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

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

The market in which we operate is projected to grow from $25 billion in 2021 to $33 billion in 2025, fueled by growth in demand for additive manufacturing and continuing trends in customer outsourcing of production needs. We operate in a large, fragmented, and competitive industry, competing for customers with a range of digital manufacturers, digital manufacturing brokers, and regional design bureaus. We believe we are uniquely positioned as the only full-service outsourced solution built specifically to cater to the manufacturing needs of enterprise-level corporate customers. In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

•	Fathom offers a wide breadth of advanced manufacturing processes, including additive 2.0 and emerging technologies;

•	We have a proven track record of serving blue-chip, enterprise-level corporate customers;

•	We offer our clients turnaround times in as little as 24-hours, nationwide;

•	Our unified digital customer experience supplemented by with embedded support teams;

•	Fathom provides the industry’s only team of dedicated customer-facing engineers, unlocking the broadest parts envelope and providing customers with high-value customized parts;

•	Our list of certifications validates our capabilities and precision (tight tolerances, handling of sensitive client data, etc.);

•

We possess a wealth of material expertise, technical design capabilities, and engineering resources which we leverage to deliver superior customer results regardless of manufacturing process and production material; and

•	Our successful and proven acquisition integration playbook for strategic growth opportunities.

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) the demand for manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially-distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Impacts of the COVID-19 pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic.” First identified in late 2019 and now known as COVID-19, the outbreak has impacted millions of individuals worldwide. As of the date of issuance of the consolidated financial statements contained in this report, our operations have not been significantly impacted, but we continue to monitor the situation. No impairments were recorded as of the consolidated balance sheet date, as no triggering events or changes in circumstances had occurred during 2021 or during the fiscal quarter ended March 31, 2022; however, due to uncertainty surrounding the situation, and specifically as it pertains to the current global supply chain disruptions, and management’s judgment could change in the future. In addition, while our results of operations, cash flows and financial condition were not significantly impacted, the extent of any future impact of COVID-19 cannot be reasonably estimated at this time. The health and well-being of our employees is critical to our ongoing ability to operate and serve our customers. We are committed to ensuring the safety and well-being of our employees across each location and job function, which includes providing broad benefits to support their health and wellness needs. In order to address the challenges posed by COVID-19, we implemented a number of measures across our locations to ensure maximum protection for our employees and their families, including allowing remote work arrangements where possible. We continue to place the utmost importance on complying with governmental regulations and health authority guidance to ensure that the appropriate steps are taken to protect the well-being of all people engaged with our business.

Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended
	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)

Revenue	$40,541	$30,534
Cost of revenue	28,544	17,123
Gross profit	11,997	13,411
Operating expenses
Selling, general, and administrative	14,763	7,670
Depreciation and amortization	4,517	2,672
Total operating expenses	19,280	10,342
Operating (loss) income	(7,283)	3,069
Interest expense and other (income) expense
Interest expense	1,473	2,114
Other expense	116	1,480
Other income	(27,165)	(34)
Total interest expense and other (income) expense, net	(25,576)	3,560
Net income (loss) before income tax	$18,293	$(491)
Income tax benefit	454	9
Net income (loss)	$17,839	$(500)
Net loss attributable to Fathom OpCo non-controlling interest (Note 13)	(5,259)	-
Net income attributable to controlling interest	23,098	(500)
Comprehensive income (loss):
Loss from foreign currency translation adjustments	(107)	(107)
Comprehensive income (loss), net of tax	$22,991	$(607)

Revenue

Revenue for the three months ended March 31, 2022 was $40.5 million compared to $30.5 million in the three months ended March 31, 2021, an increase of 32.8%. The year-over-year growth was driven by an increase in the volume of customers served, primarily through acquisition-related activity, and growth within Fathom’s strategic accounts.

Gross Profit

Gross profit for the three months ended March 31, 2022 totaled $12.0 million, or 29.6% of revenue, compared to $13.4 million, or 43.9% of revenue, for the three months ended March 31, 2021. The decrease in gross profit is primarily driven by a $3.2 million amortization expense related to inventory step-up adjustments from purchase accounting following the completion of the Business Combination on December 23, 2021.

Operating Expenses

Selling, general and administrative (SG&A) expenses were $14.8 million and $7.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The $7.1 million, or 92.5%, increase in SG&A expenses were primarily driven by additional costs related to the Business Combination and going public.

Depreciation and amortization expenses were $4.5 million and $2.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase of $1.9 million, or 59.7%, was primarily driven by an increase in intangible assets related to the Business Combination resulting in amortization expenses associated with those assets.

Operating Income (Loss)

Operating loss was $7.3 million for the three months ended March 31, 2022 and operating income was $3.1 million for the three months ended March 31, 2021. The operating loss was primarily driven by additional costs related to the Business Combination and going public, including non-cash amortization of inventory step-up from purchase accounting, professional fees and additional employees.

Interest Expense and Other Expense (Income)

Interest expense was $1.5 million and $2.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in interest expense is primarily due to lower debt at March 31, 2022 as compared to March 31, 2021 and lower interest rates during the three months ended March 31, 2022 as compared to the same period in 2021.

Other expenses were $0.1 million and $1.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease in other expenses of $1.3 million is due to non-recurring expenses related to the Summit acquisition that took place in the period ending March 31, 2021.

Other income was $27.2 million and $0.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in other income of $27.2 million represents the changes in fair value in the Earnout Share liabilities and the Warrant liability during the three months ended March 31, 2022 of $19.0 million and $8.1 million, respectively.

Income Taxes

We recorded a tax expense of $0.5 million and $0.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. For the three months ended March 31, 2022 the tax expenses were impacted by permanent difference with respect to gains and losses recorded on the earn-out share liability, sponsor share liability and warrant liabilities. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 predecessor period.

Non-GAAP Information

This Quarterly Report on Form 10-Q includes Adjusted Net Income (Loss) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and regularly used by securities analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted Net Income (Loss) and Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated by us, may not be comparable to other similarly titled measures of performance of other companies within our industry or in other industries. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our, U.S. GAAP results.

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the most directly comparable U.S. GAAP measure, for the periods indicated:

	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)
Net income (loss)	$17,839	$(500)
Acquisition expenses(1)	-	1,169
Stock compensation	2,128	-
Inventory step-up amortization	3,241	277
Change in fair value of warrant liability(2)	(8,100)	-
Change in fair value of Earnout Share liabilities(2)	(18,970)	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	1,878	1,114
Adjusted Net Income (Loss)	$(1,984)	$2,060

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the income statement impacts from the change in fair value related to both the Sponsor Earnout Share liability, the Fathom Earnout Share liability, and the Warrant liability associated with the Business Combination;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner.

Adjusted EBITDA

We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: transaction-related costs, the impact of any increase or decrease in the estimated fair value of the Company's warrants and earnout shares, and certain other non-cash and non-core items, as described in the reconciliation included below.

The table below presents our Adjusted EBITDA reconciled to net income (loss), the most directly comparable U.S. GAAP measure, for the periods indicated.

	3/31/2022 (Successor)	3/31/2021 (Predecessor)
Net income (loss)	$17,839	$(500)
Depreciation and amortization	6,208	3,526
Interest expense, net	1,500	2,114
Income tax expense	454	9
Acquisition expenses(1)	-	1,169
Inventory step-up amortization	3,241	277
Stock compensation	2,128	-
Change in fair value of warrant liability(2)	(8,100)	-
Change in fair value of Earnout Share liabilities(2)	(18,970)	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	1,878	1,114
Adjusted EBITDA	$6,178	$7,709

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities and the warrant liabilities associated with the Business Combination;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our New Credit Agreement, the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. As of March 31, 2022, the Company was in compliance with all covenant requirements. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $12.0 million in cash as of March 31, 2022. We believe our operating cash flows, together with amounts available under the New Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2021 of $9.0 million equaled approximately 6.0% of annual revenue We believe that our annual future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to be approximately 6.0% of annual revenue. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 3—Business Combination with Fathom OpCo in the accompanying notes to our unaudited consolidated financial statements for further information.

Borrowings and Lines of Credit

On December 23, 2021, the Company entered into the New Credit Agreement, which included a $50.0 million revolving credit facility and a $125.0 million term loan. The Company's borrowings under the revolving credit facility were $22.0 million at March 31, 2022. The loans obtained under the New Credit Agreement will mature in December 2026.

The Company recorded deferred financing costs of $1.8 million in conjunction with the New Credit Agreement and the balance is presented within Long-Term debt, net on the Company's Consolidated Balance Sheet. The Company amortizes the deferred financing costs using the effective interest method.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be substantial. As of March 31, 2022, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2024.

Cash Flow Analysis

	Period ended
(dollars in thousands)	March 31, 2022 (Successor)	March 31, 2021 (Predecessor)
Net cash provided by (used in) :
Operating Activities	$840	$2,130
Investing Activities	(3,346)	(12,183)
Financing Activities	(5,858)	11,273
Net Change in Cash and Cash Equivalents	$(8,364)	$1,220

Operating Activities

Net cash provided from operating activities was $0.8 million and $2.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease of $1.3 million is primarily driven by additional depreciation and amortization resulting from the increase in property and equipment and intangible assets from the Business Combination.

Investing Activities

Cash used in investing activities of $3.3 million for the three months ended March 31, 2022 represents capital expenditures. Cash used in investing activities of $12.2 million for the three months ended March 31, 2021 represents the cash used in the acquisition of Summit of $10.8 million and capital expenditures of $1.3 million.

Financing Activities

Cash used in financing activities of $5.8 million for the three months ended March 31, 2022 was due to payments made on the term loan and the revolving credit facility. Cash provided by financing activities of $11.3 million for the three months ended March 31, 2021 was primarily due to debt proceeds of $11.5 million for the Summit acquisition.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Significant Accounting Policies in the notes to our audited consolidated financial statements in the Company's 2021 Form 10-K describes the significant accounting policies used in preparation of the unaudited consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the unaudited consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

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

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is the excess of cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of March 31, 2022 and March 31, 2021, no impairment charges for goodwill have been recognized.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of March 31, 2022 and March 31, 2021, no impairment charges for intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 2—Business Combination with Fathom OpCo, and Note 5—Goodwill and Intangible Assets in the accompanying notes to the unaudited consolidated financial statements for more information.

Revenue Recognition from Contracts with Customers

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

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 13—Fair Value Measurement and Note 14—Commitments and Contingencies in the accompanying notes to our unaudited consolidated financial statements for more information.

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

Earnout Shares Liabilities and Warrant Liability

The fair values of the Sponsor earnout shares liability, Fathom earnout shares liability, and Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur. See Note 2 - Business Combination with Fathom OpCo and Note 6 - Warrant Liability in the accompanying notes to our unaudited consolidated financial statements for more information.

Impact of Changes in Accounting on Recent and Future Trends

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification. The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The Company adopted this standard and related amendments in the first quarter of 2022, using the modified retrospective approach.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient lease considerations to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly.

The Company applied a portfolio approach to effectively account for the lease liabilities and right-of-use lease assets. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $3,122 and $8,195 of current lease liabilities and long-term lease liabilities, respectively, and $11,986 in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to future rent escalations. The cumulative change in the beginning accumulated deficit was $82 due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statements cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with legacy guidance in Topic 840.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our 2021 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is properly and timely reported and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 18 "Commitments and Contingencies" to our unaudited consolidated financial statements for additional information.

Item 1A. Risk Factors.

Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our 2021 Form 10-K. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1*	Description of Securities.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fathom Digital Manufacturing Corporation

Date: May 16, 2022	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer