Form 10-Q
period 2022-06-30
Fathom Digital Manufacturing Corp
filed 2022-08-16
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 61,596,519 shares of the registrant's Class A common stock outstanding and 74,014,640 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Consolidated Balance Sheets

(In thousands, except share and unit amounts)

	Period Ended
	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash	$11,118	$20,357
Accounts receivable, net(1)	26,402	25,367
Inventory	14,100	13,165
Prepaid expenses and other current assets	3,802	1,836
Total current assets	55,422	60,725
Property and equipment, net	46,908	44,527
Right-of-use operating lease assets, net	8,081	-
Right-of-use financing lease assets, net	2,363	-
Intangible assets, net	260,483	269,622
Goodwill	1,188,441	1,189,464
Other non-current assets	1,415	2,036
Total assets	$1,563,113	$1,566,374
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(2)	$11,468	$9,409
Accrued expenses	7,254	5,957
Current operating lease liability	2,976	-
Current financing lease liability	190	-
Contingent consideration	700	2,748
Current portion of debt	31,179	29,697
Other current liabilities	3,767	2,058
Total current liabilities	57,534	49,869
Long-term debt, net	117,677	120,491
Fathom earnout shares liability	27,690	64,300
Sponsor earnout shares liability	4,090	9,380
Warrant liability	13,300	33,900
Noncurrent contingent consideration	-	850
Noncurrent operating lease liability	5,160	-
Noncurrent financing lease liability	2,227	-
Deferred tax liability	12,335	17,570
Other noncurrent liabilities	-	4,655
Payable to related parties pursuant to the tax receivable agreement (includes $4,440 and $4,600 at fair value, respectively)	9,400	4,600
Total liabilities	249,413	305,615
Commitments and Contingencies:
Redeemable non-controlling interest in Fathom OpCo	749,615	841,982
Shareholders' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 61,596,519 issued and outstanding as of June 30, 2022 and 50,785,656 issued and outstanding as of December 31, 2021	6	5
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; 74,014,640 shares issued and outstanding as of June 30, 2022 and 84,294,971 shares issued and outstanding as of December 31, 2021	7	8
Class C common stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Treasury stock, at cost; 301,302 and 0 shares as of June 30, 2022 and December 31, 2021, respectively	(2,258)	-
Additional paid-in-capital	556,417	466,345
Accumulated other comprehensive loss		-
Retained earnings (Accumulated deficit)	9,913	(47,581)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	564,085	418,777
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$1,563,113	$1,566,374

(1) Inclusive of allowance for doubtful accounts of $1,208 and $1,150 as of June 30, 2022 and December 31, 2021, respectively

(2) Inclusive of accounts payable to related parties of $443 and $1,246 as of June 30, 2022 and December 31, 2021, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands, except units, shares, per unit, and per share amounts)

	Three Months ended		Six Months ended
	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)

Revenue	$41,985	$35,872	$82,526	$66,406
Cost of revenue (1) (2) (3)	26,437	22,376	54,981	39,499
Gross profit	15,548	13,496	27,545	26,907
Operating expenses
Selling, general, and administrative (4)	11,617	8,760	26,381	16,430
Depreciation and amortization	4,452	2,535	8,968	5,207
Total operating expenses	16,069	11,295	35,349	21,637
Operating (loss) income	(521)	2,201	(7,804)	5,270
Interest expense and other (income) expense
Interest expense	1,858	2,310	3,332	4,424
Other expense	129	7,110	195	8,650
Other income	(36,108)	(3,206)	(63,223)	(3,300)
Total interest expense and other (income) expense, net	(34,121)	6,214	(59,696)	9,774
Net income (loss) before income tax	$33,601	$(4,013)	$51,892	$(4,504)
Income tax (benefit) expense	(378)	69	79	78
Net income (loss)	$33,979	$(4,082)	$51,813	$(4,582)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(442)	-	(5,702)	-
Net income attributable to controlling interest	34,421	(4,082)	57,515	(4,582)
Comprehensive income (loss):
Loss from foreign currency translation adjustments	-	2	(107)	(105)
Comprehensive income (loss), net of tax	$34,421	$(4,080)	$57,408	$(4,687)
Earnings per Share:
Net income (loss) per unit attributable to Class A and Class B common unit holders (5)
Basic and Diluted		$(1.55)		$(1.90)
Weighted average Class A and Class B units outstanding
Basic and Diluted		7,723,592		7,723,592
Net income per share attributable to shares of Class A common stock
Basic	$0.66		$1.12
Diluted	$0.25		$0.43
Weighted average Class A common shares outstanding
Basic	52,259,885		51,530,961
Diluted	135,524,773		135,305,168

(1)
Inclusive of $1,541 and $695 of depreciation and amortization for the three months ended June 30, 2022 and June 30, 2021, respectively; and of $3,236 and $1,549 for the six months ended June 30, 2022 and June 30, 2021, respectively;
(2)
Inclusive of $443 and $3,854 of cost of revenue related to inventory purchases from a related party for the three months ended June 30, 2022 and June 30, 2021, respectively; and $1,552 and $4,434 for the six months ended June 30, 2022 and June 30, 2021, respectively;
(3)
Inclusive of $0 and $0 of inventory step-up amortization for the three months ended June 30, 2022 and June 30, 2021, respectively; and $3,241 and $277 for the six months ended June 30, 2022 and June 30, 2021, respectively;
(4)
Inclusive of $11 and $482 of management fees incurred to a related party for the three months ended June 30, 2022 and June 30, 2021, respectively; and $82 and $835 for the six months ended June 30, 2022 and June 30, 2021, respectively; and
(5)
Basic and diluted net loss per unit amounts are the same for both Class A common units and Class B common units. See Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest (Successor)

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
Successor:	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Treasury stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at December 31, 2021	50,785,656	$5	84,294,971	$8	$-	$466,345	$(47,581)	$418,777	$841,982
Equity based compensation	-	-	-	-	-	2,130	-	2,130	-
Adoption of ASC 842	-	-	-	-	-	-	82	82	-
Net income	-	-	-	-	-	-	22,991	22,991	(5,259)
Balance at March 31, 2022	50,785,656	5	84,294,971	8	-	468,475	(24,508)	443,980	836,723
Equity based compensation	-	-	-	-	-	1,795	-	1,795	-
Net income	-	-	-	-	-	-	34,421	34,421	(442)
Vesting of restricted shares, net of tax witholding	530,532	-	-	-	(2,258)	-	-	(2,258)	-
Exchange of Class B common stock and Fathom Opco units	10,280,331	1	(10,280,331)	(1)	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	-	86,666	-	86,666	(86,666)
TRA liability on capital transactions	-	-	-	-	-	(5,000)	-	(5,000)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	-	4,481	-	4,481	-
Balance at June 30, 2022	61,596,519	$6	74,014,640	$7	$(2,258)	$556,417	$9,913	$564,085	$749,615

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Class A Contingently Redeemable Preferred Units and Members' Equity (Predecessor) (Unaudited)

(In thousands, except unit amounts)

	Class A Contingently Redeemable Preferred Equity		Class A Common Units		Class B Common Units
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,232)	$(68)	$36,019
Net loss	-	-	-	-	-	-	(500)	-	(500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(107)	(107)
Balance at March 31, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,732)	$(175)	$35,412
Share based compensation	-	-	-	-	-	31	-	-	31
Net loss	-	-	-	-	-	-	(4,082)	-	(4,082)
Foreign currency translation adjustment	-	-	-	-	-	-	-	2	2
Balance at June 30, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,481	$(18,814)	$(173)	$31,363

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months ended
	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)
Cash Flows from Operating Activities
Net income (loss)	$57,515	$(4,582)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	274	1,521
Depreciation and amortization included in cost of revenue	3,236	1,549
Amortization of intangible assets	8,694	4,555
Amortization of inventory step-up	3,241	-
(Gain) loss on disposal of property and equipment	(164)	79
Foreign currency translation adjustment	(107)	(105)
Gain on PPP forgiveness	-	(1,624)
Share-based compensation	3,925	31
Non cash lease expense, net	266	-
Deferred taxes	(734)	-
Bad debt expense	-	91
Non-controlling interest share of Fathom OpCo net loss	(5,701)	-
Change in fair value of Fathom earnout shares liability	(36,610)	-
Change in fair value of Sponsor earnout shares liability	(5,290)	-
Change in fair value of TRA	(200)	-
Change in fair value of contingent consideration	(148)	(1,355)
Change in fair value of Warrant liability	(20,600)	-
Amortization of debt financing costs	230	616
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(1,430)	(8)
Inventory	(4,176)	(884)
Prepaid expenses and other assets	985	(150)
Accounts payable	(324)	635
Accrued liabilities and other	1,277	592
Net cash provided by operating activities	4,159	961

Cash Flows from Investing Activities
Purchase of property and equipment	(6,671)	(2,942)
Cash used for acquisitions, net of cash acquired	-	(67,428)
Net cash used in investing activities	(6,671)	(70,370)

Cash Flows from Financing Activities
Proceeds from debt	-	183,500
Payments on debt	(1,562)	(104,091)
Payments on finance leases	(157)	-
Tax payment for shares withheld in lieu of taxes	(2,258)	-
Loss on extinguishment of debt	-	2,031
Payment of debt issuance costs	-	(2,490)
Cash paid for contingent consideration	(2,750)	(2,984)
Net cash (used in) provided by financing activities	(6,727)	75,966

Net (decrease) increase in cash	(9,239)	6,557

Cash, beginning of period	20,357	8,188
Cash, end of period	$11,118	$14,745

Supplemental cash flows information:
Cash paid for interest	$1,686	$2,047
Cash paid for taxes	-	62
Cash paid to related parties	4,826	5,078
Initial recognition of contingent consideration for acquisitions	-	1,295

Significant non-cash investing activities:
Right-of-use assets acquired through lease liabilities	$11,986	$-

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

Fathom OpCo was formed on April 16, 2021 as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”). Capitalized terms used but not otherwise defined herein have the meanings given to such terms in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K").

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Fathom Digital Manufacturing Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our 2021 Form 10-K. Our annual reporting period is the calendar year.

In the Company’s opinion, the unaudited consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments and assumptions. Amounts in the prior years' unaudited consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation. The reclassifications had no impact on our results of operations, financial position, or cash flows for the Predecessor Periods.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 3. Business Combination with Fathom OpCo

On December 23, 2021, Altimar II and Fathom OpCo closed a series of transactions (collectively, the "Business Combination") pursuant to the Business Combination Agreement dated as of July 15, 2021, as amended (the "Agreement"), that resulted in the combined Company becoming a publicly-traded company on the New York Stock Exchange ("NYSE") with the Company controlling Fathom OpCo in an "UP-C" structure. At the closing on December 23, 2021 ("Closing Date"), Altimar II domesticated into a Delaware corporation, and changed its name to Fathom Digital Manufacturing Corporation ("Fathom", the "Company", "we", or "our"). Following the closing, the former public investors in Altimar II, the investors that purchased Class A common stock in the private placement offering ("PIPE Investors") and the Founders collectively held Class A common stock representing approximately 10.4% economic interest in Fathom OpCo, and the CORE Investors and the other Legacy Fathom Owners collectively held 89.6% of economic interest in Fathom OpCo in the form of either Class A common stock or exchangeable Class A Units of Fathom OpCo. Additionally, the Company issued to the legacy Fathom owners shares of Class B common stock, which have no economic rights but entitle each holder to voting power (one vote per share). Subsequently to the closing, the Company controls Fathom OpCo and is a holding company with no assets or operations other than its equity interest in Fathom OpCo.

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

As a result of the Business Combination, the Company's financial statement presentation distinguishes Fathom OpCo as the "Predecessor" through the Closing Date. ("2021 Predecessor Period" or "Predecessor Period"). The Company is the "Successor" ("2022 Successor Period" or "Successor Period") for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor Period, the unaudited consolidated financial statements for the Successor Period are presented on a full step-up basis, and are therefore not comparable to the unaudited consolidated financial statements of the Predecessor Period that are not presented on the same full step-up basis.

In connection with the Business Combination, the Company incurred $19,010 of transaction expenses. These costs were recorded on the income statement of Altimar II prior to the Business Combination. Since the Predecessor period for purposes of these financial statements was deemed to be the historical results of Fathom OpCo, these transaction costs are not presented in the Company's consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period. However, these transaction costs are reflected in the accumulated deficit balance of the Company in the consolidated balance sheet as of December 31, 2021 (Successor).

The seller earnout contingent consideration below represents the estimated fair market value of the 9,000,000 Fathom Earnout Shares issued in conjunction with the Business Combination. The Fathom Earnout Shares will be settled with shares of Class A common stock or New Fathom Units and are accounted for as liability classified contingent consideration. The Fathom Earnout Shares vest in three equal tranches of 3,000,000 shares each at the volume-weighted average share price thresholds of $12.50, $15.00 and $20.00, respectively. The earnout period related to the Fathom Earnout Shares is five years from the Closing Date. These estimated fair values are preliminary and subject to adjustment in subsequent periods.

In conjunction with the Business Combination, the Company recognized a deferred tax liability $17,573. The deferred tax liability was recorded on the standalone books of the Company with an offset to goodwill. The deferred tax liability is included in the other noncurrent liabilities caption in the second table below.

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

The following table illustrates a summary of the total consideration transferred.

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

Identifiable Intangible Assets	Provisional fair value	Provisional useful life (in years)
Trade name	$70,000	15
Customer relationships	180,000	19
Developed software	15,700	5
Developed technology	4,300	5
	$270,000

The weighted average amortization period for the amortizable intangibles assets is 16.9 years.

Note 4 - Fathom OpCo Predecessor Period Acquisitions

Acquisition of Summit Tooling, Inc., and Summit Plastics, LLC:

Fathom OpCo completed an acquisition of Summit Tooling, Inc. ("Summit Tooling") and Summit Plastics, LLC (“Summit Plastics”), together with Summit Tooling, (“Summit”) on February 1, 2021 in which it acquired 100 percent of the equity interests of Summit. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Summit performs their operations. Summit Tooling designs and manufactures plastic injection molds and Summit Plastics provides molding of precision plastic components for a variety of industries. The primary reason for the acquisition was to

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

expand Fathom OpCo's capabilities in manufacturing and expand its customer base of high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations and the fair value of the total purchase consideration transferred consisted of the following:

Consideration Transferred:	Total
Cash	$10,875
Fair value of total consideration transferred	$10,875

The consideration excluded $892 of buyer transaction expenses that are included in other expenses within the 2021 consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $225 to an affiliate of the majority member of Fathom OpCo.

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
	$5,000

The amounts of revenue and net loss of Summit since the acquisition date included in the consolidated statement of comprehensive loss for the 2021 Predecessor Period are as follows:

Period From January 1 - June 30, 2021 (Predecessor)
Revenue	$2,753
Net loss	$(1,367)

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

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Consideration Transferred:	Total
Cash	$25,721
Fair value of total consideration transferred	$25,721

The consideration excludes $984 of buyer transaction expenses that are included in other expenses within the 2021 consolidated statement of comprehensive loss. Fathom OpCo paid a transaction fee of $264 to an affiliate of the majority member of Fathom OpCo.

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

The amounts of revenue and net loss of PPC since the acquisition date included in the consolidated statement of comprehensive loss for the 2021 Predecessor Period is as follows:

Period From January 1 - June 30, 2021 (Predecessor)
Revenue	$1,837
Net loss	$(635)

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

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration Transferred:	Centex	Laser	Total
Cash	$11,774	$6,946	$18,720
Fair value of total consideration transferred	$11,774	$6,946	$18,720

The consideration excluded $1,226 of buyer transaction expenses that are included in other expenses within the 2021 consolidated statement of comprehensive loss. Fathom OpCo also paid a transaction fee of $190 to an affiliate of the majority member of the Fathom OpCo in connection with the transaction.

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

The combined amounts of revenue and net loss of Centex and Laser since the acquisition date included in the consolidated statement of comprehensive loss for the 2021 Predecessor Period and is as follows:

Period From January 1 - June 30, 2021 (Predecessor)
Revenue	$2,326
Net loss	$(1,240)

Acquisition of Sureshot Precision, LLC:

Fathom OpCo completed an acquisition of Sureshot Precision, LLC (d/b/a as "Micropulse West") on April 30, 2021 in which it acquired 100 percent of the membership interest of Micropulse West. Micropulse West is a full-service specialist offering a variety of services such as wire Electrical Discharge Machine (“EDM”), ram EDM, small hole EDM, computer numerical control ("CNC") and manual machining/turning, surface grinding, and inspection. The acquisition was consistent with the Fathom OpCo’s mission to acquire high-quality manufacturing and industrial technology companies in North America.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The transaction was accounted for using the acquisition method of accounting and the fair value of the total purchase consideration transferred consisted of the following:

Consideration Transferred:	Total
Cash	$12,452
Contingent consideration	1,295
Fair value of total consideration transferred	$13,747

The consideration excludes $869 of buyer transaction expenses that are included in other expenses within the 2021 consolidated statement of comprehensive loss. In addition, Fathom OpCo paid a transaction fee of $130 to an affiliate of the majority member of Fathom OpCo.

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

Period From January 1 - June 30, 2021 (Predecessor)
Revenue	$1,134
Net loss	$(223)

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

Revenue by product line for the three and six months ended June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)
Revenue:
Additive Manufacturing	$4,410	$4,302	$8,559	$8,842
Injection Molding	7,093	6,492	13,908	13,129
CNC Machining	14,584	11,072	27,910	15,903
Precision Sheet Metal	14,751	12,093	29,434	25,210
Ancillary Product Lines	1,147	1,913	2,715	3,322
Total revenue	$41,985	$35,872	$82,526	$66,406

Note 6. Inventories

Inventories are estimated at the lower of cost or net realizable value (“NRV”), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal, and transportation. Costs are determined on the first-in, first-out (“FIFO”) method.

Inventories consisted of the following:

	Period Ended
	June 30, 2022	December 31, 2021
Raw materials	$3,875	$4,967
Work in process	8,648	5,368
Finished goods	1,710	3,506
Tooling	636	605
	14,869	14,446
Allowance for obsolescence	(769)	(1,281)
Total	$14,100	$13,165

Note 7. Property and Equipment

Property and equipment, net, consisted of the following:

	Period Ended
	June 30, 2022	December 31, 2021
Machinery and equipment	$34,461	$33,182
Furniture and fixtures	165	180
Computer equipment	373	804
Property and leasehold improvements	6,942	7,180
Construction in progress	7,835	2,859
Transportation equipment	329	454
Total	50,105	44,659
Accumulated depreciation and amortization	(3,197)	(132)
Total	$46,908	$44,527

Depreciation expense included in operating expenses for the three months ended June 30, 2022 and June 30, 2021 was $138 and $1,405, respectively, and $274 and $1,521 for the six months ended June 30, 2022 and June 30, 2021, respectively. Depreciation expense included in cost of revenues for the three months ended June 30, 2022 and June 30, 2021 was $1,326 and $924, respectively, and $2,791 and $1,099 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 8. Goodwill and Intangible Assets, net

A rollforward of goodwill is as follows:

Balance at December 31, 2021	$1,189,464
Measurement period adjustments	(1,023)
Balance at June 30, 2022	$1,188,441

Intangible assets, net consisted of the following:

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade name	$70,000	$2,448	$67,552	$70,000	$98	$69,902
Customer relationships	180,000	4,971	175,029	180,000	252	179,748
Developed software	15,700	1,647	14,053	15,700	22	15,678
Developed technology	4,300	451	3,849	4,300	6	4,294
Total intangible assets	$270,000	$9,517	$260,483	$270,000	$378	$269,622

Aggregate amortization expense related to intangible assets, excluding goodwill which is not amortized, was $4,535 and $2,704 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $9,139 and $5,005 for the six months ended June 30, 2022 and June 30, 2021, respectively. There are no intangible assets, other than goodwill, with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years.

Year	Aggregate Amortization
Remaining 2022	$9,070
2023	18,140
2024	18,140
2025	18,140
2026	18,041

Note 9. Warrant Liability

As of June 30, 2022, the Company had 8,625,000 Public Warrants outstanding with a fair value price of $0.39 per Public Warrant, and 9,900,000 Private Placement Warrants outstanding with a fair value price of $1.01 per Private Placement Warrant. Each reporting period the public and private warrants are fair valued with the change in the fair value being recognized in the Statement of Comprehensive Income (Loss). The change in the fair value for the three and six months ended June 30, 2022 was $12,500 and $20,600, respectively, and is recognized in Other income.

The below table summarizes the number of outstanding warrants and the fair value as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Fair Value	# of Warrants	Fair Value	# of Warrants
Public Warrants	$3,300	8,625,000	$7,600	8,625,000
Private Placement Warrants	10,000	9,900,000	26,300	9,900,000
Total Warrant Liability	$13,300		$33,900

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into the New Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit agreement were $27,000 at June 30, 2022. The loans made under the New Credit Agreement will mature in December 2026.

The Company recorded deferred financing costs of $1,828 in conjunction with the New Credit Agreement and the balance is presented net within Long-term debt, net on the Company's consolidated balance sheet. The Company amortizes the deferred financing costs using the effective interest method.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The revolving credit facility under the New Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The New Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the New Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000. The Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. The Company is in compliance with all debt covenants related to the New Credit Agreement as of June 30, 2022.

The Company’s debt as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022		As of December 31, 2021
Debt Description	Interest Rate	Amount	Interest Rate	Amount
New Credit Agreement Revolver	5.41%	$27,000	3.60%	$27,000
New Credit Agreement Term Loan	5.75%	123,438	3.72%	125,000
Total principal long-term debt		150,438		152,000
Debt issuance costs		(1,582)		(1,812)
Total debt, net		148,856		150,188
Less: current portion of debt		31,179		29,697
Long-term debt, net of current portion		$117,677		$120,491

Interest on all debt is payable in 90 day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the three months ended June 30, 2022 and June 30, 2021 was $1,843 and $1,632, respectively, and $3,316 and $3,746 for the six months ended June 30, 2022 and June 30, 2021, respectively. Included in interest expense, net on the accompanying unaudited consolidated statements of comprehensive loss is amortization of debt issuance costs for the three months ended June 30, 2022 and June 30, 2021 of $130, and $520, respectively, and $230 and $616 for the six months ended June 30, 2022 and June 30, 2021, respectively.

In December 2021, Fathom OpCo entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $3,001, including a $35 financing fee at a 2.57% annual rate, are to be made between January 2022 and October 2022. As of June 30, 2022 the Company recognized $1,345 of prepaid assets and $1,179 of other current liabilities in the unaudited consolidated financial statements. For the three months and six months ended June 30, 2022 the Company recognized $842 and $1,684 of insurance expense in selling, general and administrative ("SG&A") expenses, respectively.

Note 11. Other (Income) Expense

Other income and expense, net for the three and six months ended June 30, 2022 and June 30, 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)
Acquisition expenses	$-	$2,706	$-	$4,045
Change in fair value of TRA	-	$-	-	$-
Loss on sale of assets	-	-	24	-
Loss on debt extinguishment	-	2,031	-	2,031
Loan prepayment fees	-	1,463	-	1,463
Other	129	910	171	1,111
Other expense	129	7,110	195	8,650
Change in fair value of Fathom and Sponsor Earnout Shares	(22,930)	-	(41,900)	-
Change in fair value of Warrants	(12,500)	-	(20,600)	-
Change in fair value of TRA	(200)	-	(200)	-
Gain on PPP forgiveness	-	(1,624)	-	(1,624)
Gain on fair value of contingent consideration	(148)	(1,355)	(148)	(1,355)
Gain on sale of assets	(188)	-	(188)	-
Other	(142)	(227)	(187)	(321)
Other income	(36,108)	(3,206)	(63,223)	(3,300)
Other (income) expense, net	$(35,979)	$3,904	$(63,028)	$5,350

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

Share Based Compensation Expense

Share based compensation was $1,795 and $31 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $3,925 and $31 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Stock Options

In February 2022, the Company granted stock options to purchase up to 317,091 shares of Class A common stock at a weighted average exercise price of $8.71 per share which generally vest over a requisite service period of three years. The total intrinsic value of options exercised during the three and six months ended June 30, 2022 was $0.

The following table summarizes provides the assumptions used in the Black-Scholes model valuation of stock options for the six months ended June 30 2022:

June 30, 2022
Expected term (years)	4.5
Expected volatility	58.7%
Expected dividend yield	0.0%
Risk-free interest rate	1.91%
Fair value of share	$4.26

At June 30, 2022, there was approximately $1,200 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.67 years as of June 30, 2022.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units and Restricted Stock

Restricted stock unit awards are share-settled awards and restrictions lapse ratably over the vesting period, which is generally a period of one to three years. subject to the employee's continuing service to the Company. Restricted stock awards are awards of shares subject to vesting and any other conditions specified in the related award agreements.

A summary of the status of the Company's restricted stock unit and restricted stock award activity and the changes during the six months ended June 30, 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2021	1,468,392	$10.00	$-
Granted	871,430	8.73	-
Vested	(822,606)	10.00	-
Forfeited	(4,035)	8.72	-
Non-vested at June 30, 2022	1,513,181	$8.09	$-

At June 30, 2022, there was approximately $8,471 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.64 years.

Note 13. Earnings Per Share and Earnings Per Unit

2022 Successor

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted-average number of shares of Class A common stock outstanding the three and six months ending June 30, 2022.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company's basic earnings per share calculation is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	Class A	Class A
Basic Earnings Per Share:
Numerator
Net income	$33,979	$51,813
Less: Net loss attributable to non-controlling interests	(442)	(5,702)
Net income attributable to Class A common stock	$34,421	$57,515
Denominator
Weighted average shares of Class A common stock outstanding-basic	52,259,885	51,530,961
Basic Earnings Per Share	$0.66	$1.12

The Company's diluted earnings per share calculation is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
	Class A	Class A
Diluted Earnings Per Share:
Numerator
Net income attributable to holders of Class A common stock	$34,421	$57,515
Denominator
Weighted average shares of Class A common stock outstanding-basic	52,259,885	51,530,961
Effect of Dilutive Securities
Assumed exchange for shares of Class A common stock	83,264,888	83,774,207
Weighted average shares of Class A common stock outstanding-diluted	135,524,773	135,305,168
Diluted Earnings Per Share	$0.25	$0.43

2021 Predecessor

Basic net loss per unit is computed based on the weighted average number of common units outstanding. Diluted net loss per unit is computed based on the weighted average number of common units outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive common units been issued and reduced by the number of units Fathom OpCo could have repurchased from the proceeds from issuance of the potentially dilutive units. Fathom OpCo had no dilutive instruments outstanding as of June 30, 2021. As a result, basic and diluted earnings per units are the same as of June 30, 2021.

In the Predecessor Period, Fathom OpCo's Class A common units and Class B common units participated equally in Fathom OpCo's undistributed earnings. As such, Fathom OpCo’s undistributed earnings were allocated pro-rata to the Class A common units and Class B common units based on the weighted-average number of Class A common units and Class B common units outstanding as of June 30, 2021 such that earnings per unit for Class A common units and Class B common units are the same in each period.

	Period From
	April 1 - June 30, 2021 (Predecessor)	April 1 - June 30, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Loss Per Unit:
Numerator
Net loss	$(2,897)	$(1,185)
Less: annual dividends on redeemable preferred units	(5,574)	(2,282)
Net loss attributable to common unitholders	(8,471)	(3,467)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Loss Per Unit	$(1.55)	$(1.55)

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

	Period From
	January 1 - June 30, 2021 (Predecessor)	January 1 - June 30, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Loss Per Unit:
Numerator
Net loss	$(3,251)	$(1,331)
Less: annual dividends on redeemable preferred units	(7,188)	(2,942)
Net loss attributable to common unitholders	(10,439)	(4,273)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Loss Per Unit	$(1.90)	$(1.90)

Note 14. Shareholders' Equity, Noncontrolling interest, and Members' Equity

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

During the second quarter of 2022, the Company' shareholders exchanged 10,280,331 of Fathom OpCo's exchangeable Class A Units (and the associated vote-only Class B shares) for an equal number of Class A shares. As a result of the exchange, the Company reallocated equity from noncontrolling interests to the Company's additional paid-in-capital and recorded additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated statement of shareholders' equity and redeemable non-controlling interest for these amounts.

As of June 30, 2022, the Company had no outstanding shares of Preferred Stock, 61,596,519 outstanding shares of Class A common stock, 74,014,640 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the 2022 Successor Period.

	Period From April 1, 2022 - June 30, 2022 (Successor)	Period From January 1, 2022 - June 30, 2022 (Successor)
Fathom OpCo comprehensive loss	$(808)	$(9,884)
Non-controlling interest percentage	54.8%	54.8%
Comprehensive loss attributable to non-controlling interest	$(442)	$(5,702)

Predecessor

Fathom OpCo's equity in the 2021 Predecessor Period consists of Class A common units and Class B common units.

The following table represents a summary of the Company’s Members' Equity as of June 30, 2021 (Predecessor):

June 30, 2021 (Predecessor)
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

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Certain of the Company’s operating leases include variable rental payments based on a percentage change of certain consumer price indices ("CPI"). Variable rental payments are recognized in the consolidated statement of comprehensive income (loss) in the period in which the obligation for those payments is incurred. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Balance Sheet Location	June 30, 2022
Assets
Operating	Right-of-use operating lease assets, net	$8,081
Financing	Right-of-use financing lease assets, net	2,363
Total lease assets		$10,444
Liabilities
Current
Operating	Current operating lease liability	$2,976
Financing	Current financing lease liability	190
Non-Current
Operating	Long-term operating lease liability	5,160
Financing	Long-term financing lease liability	2,227
Total lease liability		$10,553

The following table sets forth our lease costs included in our unaudited consolidated statement of comprehensive income (loss):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Operating lease cost	$817	$1,620
Short-term lease cost	4	8
Financing lease cost:
Amortization of ROU assets	54	108
Interest on lease liabilities	34	69
Sublease income	(34)	(68)
Total lease costs	$875	$1,737

June 30, 2022
Weighted-average remaining lease term (years)
Operating	3.6
Financing	8.6
Weighted-average discount rate
Operating	4.2%
Financing	5.6%

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remainder of 2022	$1,802	$159	$1,961
2023	2,951	325	3,276
2024	1,780	335	2,115
2025	1,126	345	1,471
2026	638	356	994
Thereafter	693	1,566	2,259
Total future lease payments	8,990	3,086	12,076
Less: Discount	854	669	1,523
Present value of lease liability	$8,136	$2,417	$10,553

Disclosures related to period prior to adoption of the Topic 842

Operating lease rent expense was $890 for the three months ended June 30, 2021, and $1,657 for the six months ended June 30, 2021.

As of December 31, 2021, future minimum lease payment obligations were as follows:

Year	Total
2022	$3,212
2023	3,027
2024	1,959
2025	1,253
2026	443
Thereafter	328
Total future lease payments	$10,222

Note 16. Tax Receivable Agreement

In connection with the Business Combination, Fathom entered into a Tax Receivable Agreement ("TRA") with certain owners of Fathom OpCo prior to the Business Combination. Pursuant to the TRA, the Company will pay certain of these parties, as applicable, 85% of the tax benefits, of any savings the company realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Fathom OpCo's equity interests in connection with or following the Business Combination and certain distributions with respect to Fathom OpCo's equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at June 30, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.9%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current alternative tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 12.2%.

Subsequent to the Business Combination, the Company will record additional liabilities under the TRA when Class A Units of Fathom OpCo are exchanged for Class A common stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor six months ended June 30, 2022, an additional TRA liability of $5,000 was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities:

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2021	$4,600
Fair value measurement	(200)
Conversion of non-controlling interest	5,000
Ending Balance as of June 30, 2022	9,400
Less: Current portion included in other current liabilities	-
Total long-term tax receivable agreement liability	$9,400

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 17. Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects our management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2022.

	Fair Value Measurements as of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,400	$4,400
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	4,090	4,090
Fathom Earnout Shares Liability	-	-	27,690	27,690
Warrant liability – Public Warrants	3,300	-	-	3,300
Warrant liability – Private Placement Warrants	-	-	10,000	10,000
	$3,300	$-	$46,880	$50,180

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,600	$4,600
Fathom OpCo acquisitions contingent consideration	-	-	3,598	3,598
Sponsor Earnout Shares Liability	-	-	9,380	9,380
Fathom Earnout Shares Liability	-	-	64,300	64,300
Warrant liability – Public Warrants	7,600	-	-	7,600
Warrant liability – Private Placement Warrants	-	-	26,300	26,300
	$7,600	$-	$108,178	$115,778

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements.

	Level 3 Liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2021	$4,600	$3,598	$9,380	$64,300	$26,300	$108,178
Payments	-	(2,750)	-	-	-	$(2,750)
Net (gain) loss (1)	(200)	(148)	(5,290)	(36,610)	(16,300)	$(58,548)
Ending balance at June 30, 2022	$4,400	$700	$4,090	$27,690	$10,000	$46,880

(1) Net gains on changes in recurring level 3 fair value measurements are recognized in Other income and net losses on change in recurring level 3 fair value measurements are recognized in other expense in our unaudited consolidated statement of comprehensive loss.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Valuation Methodologies for Fair Value Measurements Categorized within Levels 2 and 3

Tax Receivable Agreement

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 16, existing non-controlling interest percentage of 54.8%, initial amortization deductions of $52,400, $126,000 of taxable income forecast by 2030, a sell-down schedule which reflects the expected sale of our Class A common units in Fathom OpCo ("New Fathom Units") by legacy Fathom OpCo shareholders, a Class A common stock price as of June 30, 2022 (Successor) of $3.88, volatility of 96.8%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt range from 8.1% to 10.6%

Legacy Fathom OpCo Acquisitions Contingent Consideration

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

Earnout Shares Liability

The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of five years, a risk-free rate of 3.0%, operating asset volatility of 93.3%, and equity volatility of 101.5%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

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

Note 18. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The benefit for income taxes was $79 for the six months ending June 30, 2022 compared to $78 for the six months ended June 30, 2021. The effective tax rate, including discrete items, was -0.18% for the period ended June 30, 2022 compared to 3.5% for the six months ended June 30, 2021. The change in the effective tax rate relates primarily to the change in organizational structure stemming from the Business Combination in December of 2021. In addition, the tax provision for the period ended June 30, 2022 is impacted by permanent differences with respect to gains and losses recorded on the earn-out share liability, sponsor share liability, and warrant liabilities, none of which were outstanding liabilities as of June 30, 2021.

The Company recorded a deferred tax asset of $4,481 through additional paid in capital related to the exchange during the second quarter of Fathom OpCo's exchangeable Class A Units (and the associated vote-only Class B shares) for an equal number of Class A shares.

The Company evaluates the realizibility of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the six months ended June 30, 2022, the Company made no material adjustments to its assertion that deferred tax assets are not more-likely than not to be realized.

As of June 30, 2022, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

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

Note 20. Variable Interest Entities

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

Period Ended June 30, 2022 Fathom OpCo Standalone
Total assets	$1,562,841
Total liabilities	194,931
Total shareholders' equity	1,367,910

Note 21. Subsequent Events

On July 7, 2022, the Company's Board of Directors approved a reorganization plan (the "Reorganization") designed to consolidate the Company’s national footprint, streamline legacy leadership, and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. Pursuant to the Reorganization, the Company intends to:

• Consolidate its existing facility in Oakland, CA into Fathom headquarters in Hartland, WI, improving utilization and reducing costs;

• Establish a Fathom technology center in the Bay Area that will focus on new and emerging technologies, specifically in the additive market; and

• Consolidate leadership and other roles through a net workforce reduction of approximately 6%, create an accounting shared service organization to streamline company-wide processes and create economies of scale while pursuing additional shared-service systems in other administrative functions.

The approved plan is expected to achieve approximately $5.5 million in net pre-tax annualized cost savings upon completion. The savings for the current fiscal year are expected to be limited as the plan is implemented over the remainder of 2022 and into 2023. Additionally, the Company expects to incur pre-tax restructuring charges related to these activities totaling approximately $2.0 million, consisting of approximately $0.8 million in severance and other employee-related costs, $0.5 million in fixed asset and facility related write-down expenses, and $0.8 in other associated moving and relocation costs. The Company expects to incur approximately $0.9 million of the total restructuring charges in the third quarter of 2022, with the remaining charges to be incurred throughout the remainder of the restructuring process. The total cash expenditures associated with the plan are expected to be $1.7 million.

The Company anticipates that the initiative will be substantially complete by the end of the second quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report, together with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our 2021 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our 2021 Form 10-K and other filings under the Exchange Act.

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

In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision, LLC (d/b/a Micropulse West) expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

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

Impact of the Business Combination

Fathom is subject to corporate level tax rates at the federal, state and local levels. Fathom OpCo was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, other than for certain consolidated subsidiaries of the Predecessor that are structured as corporations and unless otherwise specified, the historical results of operations and other financial information of the Predecessor presented does not include any provision for U.S. federal income tax.

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

Impact of Becoming a Public Company

We expect to continue to incur additional costs associated with operating as a public company, including human resources, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules adopted by the SEC require public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

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

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) the demand for manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially-distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of our 2021 Form 10-K.

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Impacts of the COVID-19 pandemic

The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration, spread and resurgences of the virus, including variants thereof, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the pace, scope and efficacy of vaccination and booster programs, and general uncertainty as to the impact of COVID-19, including variants and resurgences, on the global economy.

Further discussion of the potential impacts on our business and results of operations from the COVID-19 pandemic is provided in the section entitled “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.

Comparison of the three months ended June 30, 2022 and June 30, 2021

	Three Months Ended		Change
(dollars in thousands)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	$	%

Revenue	$41,985	$35,872	$6,113	17.0%
Cost of revenue	26,437	22,376	4,061	18.1%
Gross profit	15,548	13,496	2,052	15.2%
Operating expenses
Selling, general, and administrative	11,617	8,760	2,857	32.6%
Depreciation and amortization	4,452	2,535	1,917	75.6%
Total operating expenses	16,069	11,295	4,774	42.3%
Operating (loss) income	(521)	2,201	(2,722)	-123.7%
Interest expense and other (income) expense
Interest expense	1,858	2,310	(452)	-19.6%
Other expense	129	7,110	(6,981)	-98.2%
Other income	(36,108)	(3,206)	(32,902)	1026.3%
Total interest expense and other (income) expense, net	(34,121)	6,214	(40,335)	-649.1%
Net income (loss) before income tax	$33,601	$(4,013)	$37,614	-937.3%
Income tax (benefit) expense	(378)	69	(447)	-647.8%
Net income (loss)	$33,979	$(4,082)	$38,061	-932.4%
Net loss attributable to Fathom OpCo non-controlling interest	(442)	-	(442)
Net income attributable to controlling interest	34,421	(4,082)	38,503	-943.2%
Comprehensive income (loss):
Loss from foreign currency translation adjustments	-	2	(2)	-100.0%
Comprehensive income (loss), net of tax	$34,421	$(4,080)	$38,501	-943.7%

Revenue

Revenue for the three months ended June 30, 2022 was $41,985 compared to $35,872 in the three months ended June 30, 2021, an increase of 17.0%. The year-over-year growth was driven by an increase in the volume of customers served, primarily through acquisition-related activity, and growth within Fathom’s strategic accounts.

Gross Profit

Gross profit for the three months ended June 30, 2022 totaled $15,548 or 37.0% of revenue, compared to $13,496, or 37.6% of revenue, for the three months ended June 30, 2021.

Operating Expenses

Selling, general and administrative (SG&A) expenses were $11,617 and $8,760 for the three months ended June 30, 2022 and June 30, 2021, respectively. The $2,857, or 32.6%, increase in SG&A expenses was primarily driven by stock based compensation of $1,785 in the three months ended June 30, 2022 and by additional costs related to being a public company.

Depreciation and amortization expenses were $4,452 and $2,535 for the three months ended June 30, 2022 and June 30, 2021, respectively. The increase of $1,917 or 75.6%, was primarily driven by an increase in intangible assets related to the Business Combination resulting in amortization expenses associated with those assets.

Operating Income (Loss)

Operating loss was $521 for the three months ended June 30, 2022 and operating income was $2,201 for the three months ended June 30, 2021. The additional losses were primarily driven by additional costs related to being a public company and additional amortization of the increased intangible assets related to the Business Combination.

Interest Expense and Other Expense (Income)

Interest expense was $1,858 and $2,310 for the three months ended June 30, 2022 and June 30, 2021, respectively. The decrease in interest expense is primarily due to lower debt at June 30, 2022 as compared to June 30, 2021 and lower interest rates under the New Credit Agreement.

Other expenses were $129 and $7,110 for the three months ended June 30, 2022 and June 30, 2021, respectively. The decrease in other expenses of $6,981 is due to non-recurring expenses related to the Summit acquisition that took place in the period ended June 30, 2021.

Other income was $36,108 and $3,206 for the three months ended June 30, 2022 and June 30, 2021, respectively. The increase in other income of $32,902 represents the changes in fair value in the Earnout Share liabilities and the Warrant liability during the three months ended June 30, 2022 of $22,930 and $12,500, respectively. This is partially offset by the gains in the three months ended June 30, 2021 on PPP loan forgiveness and change in fair value of contingent consideration or $1,624 and $1,355, respectively.

Income Taxes

The Company recorded a tax benefit of $378 for the three months ended June 30, 2022 and an income tax expense of $69 for the three months ended June 30, 2021. For the three months ended June 30, 2022 the tax benefit was impacted by permanent difference with respect to gains and losses recorded on the Fathom earnout shares liability, sponsor earnout shares liability, and warrant liabilities. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 predecessor period.

Comparison of the six months ended June 30, 2022 and June 30, 2021

	Six Months Ended		Change
(dollars in thousands)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	$	%

Revenue	$82,526	$66,406	$16,120	24.3%
Cost of revenue	54,981	39,499	15,482	39.2%
Gross profit	27,545	26,907	638	2.4%
Operating expenses
Selling, general, and administrative	26,381	16,430	9,951	60.6%
Depreciation and amortization	8,968	5,207	3,761	72.2%
Total operating expenses	35,349	21,637	13,712	63.4%
Operating (loss) income	(7,804)	5,270	(13,074)	-248.1%
Interest expense and other (income) expense
Interest expense	3,332	4,424	(1,092)	-24.7%
Other expense	195	8,650	(8,455)	-97.7%
Other income	(63,223)	(3,300)	(59,923)	1815.8%
Total interest expense and other (income) expense, net	(59,696)	9,774	(69,470)	-710.8%
Net income (loss) before income tax	$51,892	$(4,504)	$56,396	-1252.1%
Income tax (benefit) expense	79	78	1	1.3%
Net income (loss)	$51,813	$(4,582)	$56,395	-1230.8%
Net loss attributable to Fathom OpCo non-controlling interest	(5,702)	-	(5,702)
Net income attributable to controlling interest	57,515	(4,582)	62,097	-1355.2%
Comprehensive income (loss):
Loss from foreign currency translation adjustments	(107)	(105)	(2)	1.9%
Comprehensive income (loss), net of tax	$57,408	$(4,687)	$62,095	-1324.8%

Revenue

Revenue for the six months ended June 30, 2022 was $82,526 compared to $66,406 in the six months ended June 30, 2021, an increase of 24.3%. The year-over-year growth was driven by an increase in the volume of customers served, primarily through acquisition-related activity, and growth within Fathom’s strategic accounts.

Gross Profit

Gross profit for the six months ended June 30, 2022 totaled $27,545, or 33.4% of revenue, compared to $26,907, or 40.5% of revenue, for the six months ended June 30, 2021. The decrease in gross profit is primarily driven by a $3,241 amortization expense related to inventory step-up adjustments from purchase accounting following the completion of the Business Combination on December 23, 2021.

Operating Expenses

SG&A expenses were $26,381 and $16,430 for the six months ended June 30, 2022 and June 30, 2021, respectively. The $9,951, or 60.6%, increase in SG&A expenses was primarily driven by stock based compensation of $3,926 in the six months ended June 30, 2022 and by additional costs related to being a public company.

Depreciation and amortization expenses were $8,968 and $5,207 for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase of $3,761 or 72.2%, was primarily driven by an increase in intangible assets related to the Business Combination resulting in amortization expenses associated with those assets.

Operating Income (Loss)

Operating loss was $7,804 for the six months ended June 30, 2022 and operating income was $5,270 for the six months ended June 30, 2021. The operating loss was primarily driven by additional costs related to related to being a public company, and the non-cash amortization of the increased intangible assets relating to the Business Combination, inventory step-up from purchase accounting, professional fees, and additional employees.

Interest Expense and Other Expense (Income)

Interest expense was $3,332 and $4,424 for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in interest expense is primarily due to lower debt at June 30, 2022 as compared to June 30, 2021 and lower interest rates under the New Credit Agreement.

Other expenses were $195 and $8,650 for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in other expenses of $8,455 is due to non-recurring expenses related to the Summit acquisition that took place in the six month period ending June 30, 2021.

Other income was $63,223 and $3,300 for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase in other income of $59,923 represents the changes in fair value in the Earnout Share liabilities and the Warrant liability during the six months ended June 30, 2022 of $41,900 and $20,600, respectively.

Income Taxes

We recorded a tax expense of $79 for the six months ended June 30, 2022 and an income tax expense of $78 for the six months ended June 30, 2021, respectively. For the six months ended June 30, 2022 the tax expense was impacted by permanent difference with respect to gains and losses recorded on the Fathom earnout shares liability, sponsor earnout shares liability and warrant liability. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 predecessor period.

Non-GAAP Information

This Quarterly Report on Form 10-Q includes Adjusted Net Income (Loss) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which are non-GAAP financial measures that we use to supplement our results presented in accordance with GAAP. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and regularly used by securities analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted Net Income (Loss) and Adjusted EBITDA are not intended to be a substitute for any GAAP financial measure and, as calculated by us, may not be comparable to other similarly titled measures of performance of other companies within our industry or in other industries. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our, GAAP results.

We include these non-GAAP financial measures because they are used by management to evaluate Fathom’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with GAAP because they are non-recurring (for example, in the case of transaction-related costs), non-cash (for example, in the case of depreciation and amortization) or are not related to our underlying business performance (for example, in the case of interest income and expense).

Adjusted Net Income (Loss)

We define and calculate Adjusted Net Income (Loss) as net loss before the impact of any increase or decrease in the estimated fair value of the Company’s warrants and earnout shares as well as transaction-related costs and certain other non-cash and non-core items.

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)
Net income (loss)	$33,979	$(4,082)	$51,813	$(4,582)
Acquisition expenses(1)	-	2,876	-	4,045
Stock compensation	1,796	-	3,926	-
Inventory step-up amortization	-	-	3,241	277
Change in fair value of warrant liability(2)	(12,500)	-	(20,600)	-
Change in fair value of Earnout Shares liability(2)	(22,930)	-	(41,900)	-
Change in fair value of TRA(2)	(200)	-	(200)	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	1,047	1,516	2,951	2,630
Adjusted Net Income (Loss)	$1,192	$310	$(769)	$2,370

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the income statement impacts from the change in fair value related to both the Sponsor Earnout Share liability, the Fathom Earnout Shares liability, and the Warrant liability associated with the Business Combination; and

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner.

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

	Three Months Ended		Six Months Ended
(dollars in thousands)	6/30/2022 (Successor)	6/30/2021 (Predecessor)	6/30/2022 (Successor)	6/30/2021 (Predecessor)
Net income (loss)	$33,979	$(4,082)	$51,813	$(4,582)
Depreciation and amortization	5,996	4,099	12,204	7,625
Interest expense, net	1,858	2,310	3,332	4,424
Income tax expense	(378)	69	79	78
Acquisition expenses(1)	-	2,876	-	4,045
Inventory step-up amortization	-	-	3,241	277
Stock compensation	1,796	-	3,926	-
Change in fair value of warrant liability(2)	(12,500)	-	(20,600)	-
Change in fair value of Earnout Shares liability(2)	(22,930)	-	(41,900)	-
Change in fair value of TRA(2)	(200)	-	(200)	-
Contingent consideration	-	(1,355)	-	(1,355)
Loss on extinguishment of debt	-	2,031	-	2,031
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	1,047	1,516	2,951	2,630
Adjusted EBITDA	$8,668	$7,464	$14,846	$15,173

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities and the warrant liabilities associated with the Business Combination; and

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our New Credit Agreement, the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. As of June 30, 2022, the Company was in compliance with all covenant requirements. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $11,118 in cash as of June 30, 2022. We believe our operating cash flows, together with amounts available under the New Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2021 of $9.0 million equaled approximately 6.0% of annual revenue We believe that our annual future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to be approximately 6.0% of annual revenue. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 3—Business Combination with Fathom OpCo in the notes to our unaudited consolidated financial statements for further information.

Borrowings and Lines of Credit

On December 23, 2021, the Company entered into the New Credit Agreement, which included a $50.0 million revolving credit facility and a $125.0 million term loan. The Company's borrowings under the revolving credit facility were $27,000 at June 30, 2022. The loans obtained under the New Credit Agreement will mature in December 2026.

The Company recorded deferred financing costs of $130 and $230, respectively for the three and six months ended June 30, 2022 in conjunction with the New Credit Agreement and the balance is presented within Long-Term debt, net on the Company's Consolidated Balance Sheet. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the New Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5.0 million. The New Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100 million.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be substantial. As of June 30, 2022, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2024.

Cash Flow Analysis

	Six Months Ended
(dollars in thousands)	June 30, 2022 (Successor)	June 30, 2021 (Predecessor)
Net cash provided by (used in) :
Operating Activities	$4,159	$961
Investing Activities	(6,671)	(70,370)
Financing Activities	(6,727)	75,966
Net Change in Cash and Cash Equivalents	$(9,239)	$6,557

Operating Activities

Net cash provided from operating activities was $4,159 and $961 for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase of $3,198 is primarily driven by additional depreciation and amortization resulting from property and equipment additions and an increase to intangible assets from the Business Combination.

Investing Activities

Cash used in investing activities of $6,671 for the six months ended June 30, 2022 represents capital expenditures. Cash used in investing activities of $70,370 for the six months ended June 30, 2021 represents the cash used in the acquisitions of Summit Tooling Inc, and Summit Plastics, LLC, Precision Process Corp, Centex Machine and Welding, Inc. and Laser Manufacturing, Inc., and Sureshot Precision, LLC of $67,428 and capital expenditures of $2,942.

Financing Activities

Cash used in financing activities of $6,727 for the six months ended June 30, 2022 was due to payments made on the term loan of $1,562, contingent consideration of $2,750, and tax payments for shares held in lieu of taxes. Cash provided by financing activities of $75,966 for the six months ended June 30, 2021 was primarily due to debt proceeds of $183,500 for the acquisitions, partially offset by payments on debt of $104,091.

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

Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of June 30, 2022 and June 30, 2021, no impairment charges for goodwill have been recognized.

Evaluating the recoverability of goodwill requires judgments and assumptions regarding future trends and events. As a result, both the precision and reliability of our estimates are subject to uncertainty. Among the factors that we consider in our qualitative assessment are general economic conditions and the competitive environment; actual and projected reporting unit financial performance; forward-looking business measurements; and external market assessments. To determine the fair values of our reporting unit for a quantitative analysis, we typically utilize detailed financial projections, which include significant variables, such as projected rates of revenue growth, profitability and cash flows, as well as assumptions regarding discount rates, the Company’s weighted average cost of capital and other data.

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of June 30, 2022 and June 30, 2021, no impairment charges for intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 3—Business Combination with Fathom OpCo, and Note 8—Goodwill and Intangible Assets, net in the accompanying notes to the unaudited consolidated financial statements for more information.

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

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, the warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 17—Fair Value Measurement and Note 18—Commitments and Contingencies in the accompanying notes to our unaudited consolidated financial statements for more information.

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

Earnout Shares Liabilities and Warrant Liability

The fair values of the Sponsor earnout shares liability, Fathom earnout shares liability, and Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur. See Note 3 - Business Combination with Fathom OpCo and Note 9 - Warrant Liability in the accompanying notes to our unaudited consolidated financial statements for more information.

Impact of Changes in Accounting on Recent and Future Trends

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification which the company adopted in the first quarter of 2022. See Note 2 - Basis of Presentation and Note 15 - Leases in the accompanying notes to our unaudited consolidated financial statements for more information.

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

As reported in “Item 4. Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, management performed its evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements may not be prevented or detected on a timely basis. Following the identification of the foregoing material weaknesses, our management established and commenced implementation of a remediation plan, as more fully described under “Changes in Internal Control Over Financial Reporting” below. The implementation of this remediation plan is ongoing.

We have further evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 with the participation and under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer. In this evaluation, our management did not identify any material weaknesses in addition to those identified in its evaluation as of March 31, 2022. Based on this latest evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

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

Fathom Digital Manufacturing Corporation

Date: August 15, 2022	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer