Form 10-Q
period 2022-09-30
Fathom Digital Manufacturing Corp
filed 2022-11-14
CIK 1836176

paul.meadsROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 65,529,753 shares of the registrant's Class A common stock outstanding and 70,153,051 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding the business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary," “Item 1A. Risk Factors,” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Consolidated Balance Sheets

(In thousands, except share and unit amounts)

	Period Ended
	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets
Cash	$8,004	$20,357
Accounts receivable, net(1)	27,237	25,367
Inventory	15,831	13,165
Prepaid expenses and other current assets	3,170	1,836
Total current assets	54,242	60,725
Property and equipment, net	49,197	44,527
Right-of-use operating lease assets, net	10,774	-
Right-of-use financing lease assets, net	2,308	-
Intangible assets, net	255,947	269,622
Goodwill	121,779	1,189,464
Other non-current assets	1,415	2,036
Total assets	$495,662	$1,566,374
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(2)	$11,779	$9,409
Accrued expenses	8,162	5,957
Current operating lease liability	2,164	-
Current financing lease liability	195	-
Contingent consideration	700	2,748
Current portion of debt	31,955	29,697
Other current liabilities	2,037	2,058
Total current liabilities	56,992	49,869
Long-term debt, net	116,187	120,491
Fathom earnout shares liability	11,910	64,300
Sponsor earnout shares liability	1,790	9,380
Warrant liability	5,900	33,900
Payable to related parties pursuant to the tax receivable agreement (includes $4,400 and $4,600 at fair value, respectively)	26,100	4,600
Noncurrent contingent consideration	-	850
Noncurrent operating lease liability	9,041	-
Noncurrent financing lease liability	2,176	-
Deferred tax liability	-	17,570
Other noncurrent liabilities	-	4,655
Total liabilities	230,096	305,615
Commitments and Contingencies:
Redeemable non-controlling interest in Fathom Holdco, LLC.	161,407	841,982
Shareholders' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 65,529,753 issued and outstanding as of September 30, 2022 and 50,785,656 issued and outstanding as of December 31, 2021	6	5
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; 70,153,051 shares issued and outstanding as of September 30, 2022 and 84,294,971 shares issued and outstanding as of December 31, 2021	7	8
Class C common stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Additional paid-in-capital	584,313	466,345
Accumulated other comprehensive loss		-
Accumulated deficit	(480,167)	(47,581)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	104,159	418,777
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$495,662	$1,566,374

(1) Inclusive of allowance for doubtful accounts of $1,155 and $1,150 as of September 30, 2022 and December 31, 2021, respectively

(2) Inclusive of accounts payable to related parties of $375 and $1,246 as of September 30, 2022 and December 31, 2021, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands, except units, shares, per unit, and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)

Revenue	$40,210	$41,481	$122,737	$107,887
Cost of revenue (1) (2) (3)	25,144	26,581	80,126	66,080
Gross profit	15,066	14,900	42,611	41,807
Operating expenses
Selling, general, and administrative (4)	11,960	10,681	38,341	27,111
Depreciation and amortization	4,627	2,148	13,595	7,355
Restructuring	996	-	996	-
Goodwill impairment	1,066,564	-	1,066,564	-
Total operating expenses	1,084,147	12,829	1,119,496	34,466
Operating (loss) income	(1,069,081)	2,071	(1,076,885)	7,341
Interest expense and other (income) expense
Interest expense	2,406	4,376	5,738	8,800
Other expense	81	442	276	9,007
Other income	(25,548)	-	(88,771)	(3,215)
Total interest expense and other (income) expense, net	(23,061)	4,818	(82,757)	14,592
Net loss before income tax	(1,046,020)	(2,747)	(994,128)	(7,251)
Income tax expense	87	729	167	807
Net loss	(1,046,107)	(3,476)	(994,295)	(8,058)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(556,027)	-	(561,728)	-
Net loss attributable to controlling interest	(490,080)	(3,476)	(432,567)	(8,058)
Comprehensive loss:
(Loss) Income from foreign currency translation adjustments	-	201	(107)	96
Comprehensive loss, net of tax	$(490,080)	$(3,275)	$(432,674)	$(7,962)
Earnings per Share:
Net loss per unit attributable to Class A and Class B common unit holders (5)
Basic and diluted		$(0.72)		$(2.63)
Weighted average Class A and Class B units outstanding
Basic and diluted		7,723,592		7,723,592
Net loss per share attributable to shares of Class A common stock
Basic	$(7.80)		$(7.82)
Diluted	$(7.80)		$(7.82)
Weighted average Class A common shares outstanding
Basic	62,816,174		55,348,018
Diluted	62,816,174		55,348,018

(1)
Inclusive of $1,707 and $1,130 of depreciation and amortization for the three months ended September 30, 2022 and September 30, 2021, respectively; and of $4,944 and $2,679 for the nine months ended September 30, 2022 and September 30, 2021, respectively;
(2)
Inclusive of $2,573 and $2,767 of cost of revenue related to inventory purchases from a related party for the three months ended September 30, 2022 and September 30, 2021, respectively; and $7,513 and $6,200 for the nine months ended September 30, 2022 and September 30, 2021, respectively;
(3)
Inclusive of $0 and $0 of inventory step-up amortization for the three months ended September 30, 2022 and September 30, 2021, respectively; and $3,241 and $277 for the nine months ended September 30, 2022 and September 30, 2021, respectively;
(4)
Inclusive of $0 and $670 of management fees incurred to a related party for the three months ended September 30, 2022 and September 30, 2021, respectively; and $83 and $1,432 for the nine months ended September 30, 2022 and September 30, 2021, respectively; and
(5)
Basic and diluted net loss per unit amounts are the same for both Class A common units and Class B common units. See Note 13.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest (Successor)

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares			Class B Common Shares
Successor:	Number of Shares		Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at December 31, 2021	50,785,656		$5	84,294,971	$8	$466,345	$(47,581)	$418,777	$841,982
Equity based compensation	-		-	-	-	2,130	-	2,130	-
Adoption of ASC 842	-		-	-	-	-	82	82	-
Net income (loss)	-		-	-	-	-	22,991	22,991	(5,259)
Balance at March 31, 2022	50,785,656		5	84,294,971	8	468,475	(24,508)	443,980	836,723
Equity based compensation	-		-	-	-	1,795	-	1,795	-
Net income (loss)	-		-	-	-	-	34,421	34,421	(442)
Vesting of restricted shares, net of tax withholding	530,532		-	-	-	(2,258)	-	(2,258)	-
Exchange of Class B common stock and Fathom Opco units	10,280,331		1	(10,280,331)	(1)	-	-	-	-
Non-controlling interest remeasurement	-		-	-	-	86,666	-	86,666	(86,666)
Tax receivable agreement liability on capital transactions	-		-	-	-	(5,000)	-	(5,000)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-		-	-	-	4,481	-	4,481	-
Balance at June 30, 2022	61,596,519		$6	74,014,640	$7	$554,159	$9,913	$564,085	$749,615
Equity based compensation	-		-	-	-	1,762	-	1762	-
Net loss	-		-	-	-	-	(490,080)	(490,080)	(556,027)
Vesting of restricted shares, net of tax withholding	71,645	-	-	-	-	(308)	-	(308)	-
Exchange of Class B common stock and Fathom Opco units	3,861,589	-	-	(3,861,589)	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	-	32,181	-	32,181	(32,181)
TRA liability on capital transactions	-	-	-	-	-	(16,700)	-	(16,700)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	-	13,219	-	13,219	-
Balance at September 30, 2022	65,529,753		$6	70,153,051	$7	$584,313	$(480,167)	$104,159	$161,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Class A Contingently Redeemable Preferred Units and Members' Equity (Predecessor) (Unaudited)

(In thousands, except unit amounts)

	Class A Contingently Redeemable Preferred Equity		Class A Common Units		Class B Common Units
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,232)	$(68)	$36,019
Net loss	-	-	-	-	-	-	(500)	-	(500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(107)	(107)
Balance at March 31, 2021	1,167,418	54,105	5,480,611	35,869	2,242,981	14,450	(14,732)	(175)	35,412
Share based compensation	-	-	-	-	-	31	-	-	31
Net loss	-	-	-	-	-	-	(4,082)	-	(4,082)
Foreign currency translation adjustment	-	-	-	-	-	-	-	2	2
Balance at June 30, 2021	1,167,418	54,105	5,480,611	35,869	2,242,981	14,481	(18,814)	(173)	31,363
Share based compensation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(3,476)	-	(3,476)
Foreign currency translation adjustment	-	-	-	-	-	-	-	201	201
Balance at September 30, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,481	$(22,290)	$28	$28,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Cash Flows from Operating Activities
Net loss	$(432,567)	$(8,058)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	581	2,110
Depreciation and amortization included in cost of revenue	4,944	2,679
Amortization of intangible assets	13,014	7,217
Amortization of inventory step-up	3,241	-
Goodwill impairment	1,066,564	-
(Gain) loss on disposal of property and equipment	(164)	84
Loss on extinguishment of debt	-	2,031
Foreign currency translation adjustment	-	96
Gain on PPP forgiveness	-	(1,624)
Share-based compensation	5,687	31
Non cash lease expense, net	485	-
Deferred taxes	153	-
Bad debt expense	5	239
Non-controlling interest share of Fathom OpCo net loss	(561,728)	-
Change in fair value of Fathom earnout shares liability	(52,390)	-
Change in fair value of Sponsor earnout shares liability	(7,590)	-
Change in fair value of Warrant liability	(28,000)	-
Change in fair value of Tax receivable liability	(200)	-
Change in fair value of contingent consideration	(148)	(1,120)
Amortization of debt financing costs	299	1,342
Changes in operating assets and liabilities that (used) provided cash:
Accounts receivable	(2,270)	(4,772)
Inventory	(5,907)	(551)
Prepaid expenses and other assets	1,754	(26)
Accounts payable	(1,452)	866
Accrued liabilities and other	2,185	1,193
Net cash provided by operating activities	6,496	1,737

Cash Flows from Investing Activities
Purchase of property and equipment	(10,953)	(6,648)
Cash used for acquisitions, net of cash acquired	-	(67,428)
Net cash used in investing activities	(10,953)	(74,076)

Cash Flows from Financing Activities
Proceeds from debt	-	183,500
Payments on debt	(2,344)	(104,091)
Payments on finance leases	(236)	-
Tax payment for shares withheld in lieu of taxes	(2,566)	-
Payment of debt issuance costs	-	(1,743)
Payments paid for contingent consideration	(2,750)	(2,984)
Net cash (used in) provided by financing activities	(7,896)	74,682

Net (decrease) increase in cash	(12,353)	2,343

Cash, beginning of period	20,357	8,188
Cash, end of period	$8,004	$10,531

Supplemental cash flows information:
Cash paid for interest	$3,108	$5,154
Cash paid for taxes	98	62
Cash paid to related parties	7,595	8,254
Property and equipment noncash transaction	1,485	911
Initial recognition of contingent consideration for acquisitions	-	1,295

Significant non-cash investing activities:
Right-of-use assets acquired through lease liabilities	$16,600	$-
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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our 2021 Form 10-K. The Company's annual reporting period is the calendar year.

In the Company’s opinion, the unaudited consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments and assumptions. Amounts in the prior years' unaudited consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation. The reclassifications had no impact on our results of operations, financial position, or cash flows for the Predecessor Period as defined below.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases ("Topic 842") Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASC"). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The Company adopted this standard and related amendments in the first quarter of 2022, using the modified retrospective approach. Using the modified retrospective approach, the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient to use hindsight when determining the lease term and the practical expedient to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $3,122 and $8,195 of current lease liabilities and long-term lease liabilities, respectively, and $11,986 in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to future rent escalations. The cumulative change in the beginning accumulated deficit was $82 due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with previous lease guidance.

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

As a result of the Business Combination, the Company's financial statement presentation distinguishes Fathom OpCo as the "Predecessor" through the Closing Date ("the 2021 Predecessor Period" or "Predecessor Period"). The Company is the "Successor" ("2022 Successor Period" or "Successor Period") for periods after the Closing Date. As a result of the application of the acquisition method of accounting in the Successor Period, the unaudited consolidated financial statements for the Successor Period are presented on a full step-up basis and are therefore not comparable to the unaudited consolidated financial statements of the Predecessor Period that are not presented on the same full step-up basis.

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

The purchase price allocation is preliminary and subject to change during the measurement period, which is not to exceed one year from the acquisition date. The Company continues to assess the impact of the Up-C structure on the deferred tax liability with respect to its investment in Fathom OpCo and expects to complete the assessment in the fourth quarter. It is possible that the resolution of any remaining conclusions from this assessment may have material changes to the assets acquired or liabilities assumed in the fourth quarter. Goodwill represents future economic benefits arising from acquiring Fathom OpCo's equity, primarily due to its strong market position and its assembled workforce that are not individually and separately recognized as intangible assets. A portion of the Goodwill is deductible for tax purposes. Goodwill is allocated to the Company's sole reportable segment and reporting unit.

Identifiable Intangible Assets	Acquisition date fair value	Estimated useful life (in years)
Trade name	$70,000	15
Customer relationships	180,000	19
Developed software	15,700	5
Developed technology	4,300	5
Total	$270,000

The weighted average amortization period for the amortizable intangibles assets is 16.9 years.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 4 - Fathom OpCo Predecessor Period Acquisitions

Acquisition of Summit Tooling, Inc., and Summit Plastics, LLC:

Fathom OpCo completed an acquisition of Summit Tooling, Inc. ("Summit Tooling") and Summit Plastics, LLC (“Summit Plastics”; together with Summit Tooling, “Summit”) on February 1, 2021 in which it acquired 100 percent of the equity interests of Summit. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Summit performs their operations. Summit Tooling designs and manufactures plastic injection molds and Summit Plastics provides molding of precision plastic components for a variety of industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities in manufacturing and expand its customer base of high-quality manufacturing and industrial technology companies in North America.

The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805 - Business Combinations and the fair value of the total purchase consideration transferred consisted of the following:

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

Period From January 1 - September 30, 2021 (Predecessor)
Revenue	$4,496
Net loss	$(1,029)

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

Period From January 1 - September 30, 2021 (Predecessor)
Revenue	$4,571
Net loss	$(262)

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

Period From January 1 - September 30, 2021 (Predecessor)
Revenue	$5,756
Net loss	$(677)

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

Period From January 1 - September 30, 2021 (Predecessor)
Revenue	$3,022
Net loss	$(187)

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

Revenue by product line for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Additive manufacturing	$3,154	$4,480	$11,713	$13,322
Injection molding	5,984	7,812	19,892	20,941
CNC machining	15,530	14,160	43,441	30,063
Precision sheet metal	13,719	13,284	43,153	38,494
Ancillary product lines	1,823	1,745	4,538	5,067
Total revenue	$40,210	$41,481	$122,737	$107,887

Note 6. Inventories

Inventories are estimated at the lower of cost or net realizable value (“NRV”), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal, and transportation. Costs are determined on the first-in, first-out (“FIFO”) method.

Inventories consisted of the following:

	Period Ended
	September 30, 2022	December 31, 2021
Raw materials	$4,482	$4,967
Work in process	9,965	5,368
Finished goods	1,968	3,506
Tooling	225	605
Subtotal	16,640	14,446
Allowance for obsolescence	(809)	(1,281)
Total	$15,831	$13,165

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 7. Property and Equipment

Property and equipment, net, consisted of the following:

	Period Ended
	September 30, 2022	December 31, 2021
Machinery and equipment	$40,361	$33,182
Furniture and fixtures	391	180
Computer equipment	382	804
Property and leasehold improvements	7,002	7,180
Construction in progress	5,746	2,859
Transportation equipment	312	454
Total	54,194	44,659
Accumulated depreciation and amortization	(4,997)	(132)
Total	$49,197	$44,527

Depreciation expense included in operating expenses for the three months ended September 30, 2022 and September 30, 2021 was $307 and $589, respectively, and $581 and $2,110 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense included in cost of revenues for the three months ended September 30, 2022 and September 30, 2021 was $1,492 and $1,580, respectively, and $4,283 and $2,679 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Note 8. Goodwill and Intangible Assets, net

A rollforward of goodwill is as follows:

Balance at December 31, 2021	$1,189,464
Measurement period adjustments	(1,121)
Goodwill impairment	(1,066,564)
Balance at September 30, 2022	$121,779

As a result of sustained decreases in the Company’s publicly quoted share price, lower market multiples for a relevant peer group, and challenging macroeconomic conditions, the Company concluded there were impairment indicators and conducted a quantitative goodwill impairment assessment, including additional testing of its definite-lived intangibles, and other long-lived assets as of September 30, 2022. As a result of this assessment, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $1,066,564 non-deductible, non-cash goodwill impairment charge (or $19.27 per basic and diluted share) for the three and nine months ended September 30, 2022 in our unaudited consolidated statements of comprehensive income (loss).

The Company estimated the fair value of the Company using an equal allocation between the discounted cash flow method under the income approach and the public company guideline method under the market approach. The significant assumptions used in the valuation include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the digital manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable.

Intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Trade name	$70,000	$3,615	$66,385	$70,000	$98	$69,902
Customer relationships	180,000	7,339	172,661	180,000	252	179,748
Developed software	15,700	2,433	13,267	15,700	22	15,678
Developed technology	4,300	666	3,634	4,300	6	4,294
Total intangible assets	$270,000	$14,053	$255,947	$270,000	$378	$269,622

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Aggregate amortization expense related to intangible assets, excluding goodwill which is not amortized, was $4,535 and $2,887 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $13,675 and $7,892 for the nine months ended September 30, 2022 and September 30, 2021, respectively. There are no intangible assets, other than goodwill, with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years.

Year	Aggregate Amortization
Remaining 2022	$4,535
2023	18,140
2024	18,140
2025	18,140
2026	18,041

Note 9. Reorganization

In July 2022, the Company's Board of Directors approved a reorganization plan (the "Reorganization") designed to consolidate the Company’s national footprint, streamline legacy leadership, and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. Pursuant to the Reorganization, the Company intends to:

• Consolidate its existing facility in Oakland, CA into Fathom headquarters in Hartland, WI, improving utilization and reducing costs;

• Establish a Fathom technology center in Fremont, CA that will focus on new and emerging technologies, specifically in the additive market; and

• Consolidate leadership and other roles through a net workforce reduction of approximately 6%, create an accounting shared service organization to streamline company-wide processes and create economies of scale while pursuing additional shared-service systems in other administrative functions.

The Company has commenced workforce reductions and expects to complete these actions by the end of the second quarter of 2023. The Company has also commenced the relocation of its Oakland, CA facility to Hartland, WI and expects to complete these activities by the end of the first quarter 2023. Reorganizing charges are presented on the face of our unaudited consolidated statement of comprehensive loss as an operating expense. For the three months and nine months ended September 30, 2022 and September 30, 2021, the Company has incurred costs of $996 and $0, respectively. Total reorganizing costs are expected to be approximately $1,600 and incurred through June 2023.

The following table summarizes activity in the liability related to the Company's reorganization plan.

Liability balance at December 31, 2021	$-
Charges	659
Payments	(178)
Liability balance at September 30, 2022	$481

The reorganization liability resides in other current liabilities within our unaudited consolidated balance sheet and as of September 30, 2022 consists of the lease termination of our Oakland, CA facility for $149 and employee termination costs of $332. Cash payments are expected to be disbursed by the end of the second quarter of 2023.

Note 10. Warrant Liability

As of September 30, 2022, the Company had 8,625,000 Public Warrants outstanding with a fair value price of $0.20 per Public Warrant, and 9,900,000 Private Placement Warrants outstanding with a fair value price of $0.42 per Private Placement Warrant. Each reporting period the public and private warrants are fair valued with the change in the fair value being recognized in the unaudited consolidated statement of comprehensive income (loss). The change in the fair value for the three and nine months ended September 30, 2022 was $7,400 and $28,000, respectively, and is recognized in Other income.

The below table summarizes the number of outstanding warrants and the fair value as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Fair Value	# of Warrants	Fair Value	# of Warrants
Public Warrants	$1,720	8,625,000	$7,600	8,625,000
Private Placement Warrants	4,180	9,900,000	26,300	9,900,000
Total Warrant Liability	$5,900		$33,900

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 11. Debt

On December 23, 2021, Fathom OpCo entered into the New Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit agreement were $27,000 at September 30, 2022. The loans made under the New Credit Agreement will mature in December 2026.

On November 10, 2022, the Company entered into an amendment (the “Amendment”) of the New Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement) with the administrative agent thereof (the “Administrative Agent”) and the other lenders party thereto to modify certain financial covenants. Specifically, the Amendment (i) reduced the minimum interest coverage ratio from 3.00 to 1.0 to 2.50 to 1.0 for each fiscal quarter ending in fiscal 2023, to 2.75 to 1.0 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, with the minimum interest coverage ratio reverting back to 3.00 to 1.0 for each fiscal quarter ending on and after September 30, 2024, (ii) increased the maximum net leverage ratio to 4.50 to 1.0 for each fiscal quarter ending on September 30, 2022 through June 30, 2023, which ratio will decrease thereafter over time until it reaches 3.50 to 1.0 for each fiscal quarter ending on and after June 30, 2024, and (iii) prohibits certain restricted payments by the Company otherwise permitted by Section 6.06(g) of the Amended Credit Agreement through September 30, 2024.

The Amendment also replaces the Adjusted LIBO Rate (e.g., LIBO Rate multiplied by the then applicable statutory reserve rate per annum), plus a range of applicable margins, as an interest election under the Amended Credit Agreement, with Term SOFR plus 0.10% (“Adjusted Term SOFR”) per annum and Daily Simple SOFR plus 0.10% per annum, as appliable, in each case plus an applicable margin adjustment ranging from 2.25% to 3.75% based on the Company’s most recent net leverage ratio calculation as of the applicable interest determination date.

In addition, the Amendment replaces the Adjusted LIBO Rate plus 1.00% per annum as one of the interest rate floors applied in determining the alternate base interest rate for ABR Loans (as defined in the Amended Credit Agreement), with Adjusted Term SOFR plus 1.00% per annum. Lastly, the Amendment provides that the applicable margin applicable to ABR Loans increase to 2.75% to the extent the Company’s net leverage ratio equals or exceeds 4.00 to 1.0 on the applicable date.

The Company recorded deferred financing costs of $1,828 in conjunction with the New Credit Agreement and the balance is presented net within Long-term debt, net on the Company's consolidated balance sheet. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the Amended Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The Amended Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the New Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000. The Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. The Company is in compliance with all debt covenants related to the Amended Credit Agreement as of September 30, 2022.

The Company’s debt as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022		As of December 31, 2021
Debt Description	Interest Rate	Amount	Interest Rate	Amount
New Credit Agreement Revolver	5.70%	$27,000	3.60%	$27,000
New Credit Agreement Term Loan	5.75%	122,656	3.72%	125,000
Total principal long-term debt		149,656		152,000
Debt issuance costs		(1,514)		(1,812)
Total debt, net		148,142		150,188
Less: current portion of debt		31,955		29,697
Long-term debt, net of current portion		$116,187		$120,491

Interest on all debt is payable in 90 day increments, with the unpaid amount due upon maturity. Interest expense associated with debt was $2,045 and $5,054 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $5,361 and $8,800 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Included in interest expense, net on the accompanying unaudited consolidated statements of comprehensive loss is amortization of debt issuance costs for the three months ended September 30, 2022 and September 30, 2021 of $69, and $726, respectively, and $299 and $1,342 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

In December 2021, Fathom OpCo entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $3,001, including a $35 financing fee at a 2.57% annual rate, are to be made between January 2022 and October 2022. As of September 30, 2022, the Company recognized $841 of prepaid assets and $303 of other current liabilities in the unaudited consolidated balance sheet. For the three months and nine months ended September 30, 2022, the Company recognized $842 and $2,527 of insurance expense in selling, general and administrative ("SG&A") expenses, respectively.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 12. Other (Income) Expense

Other income and expense, net for the three and nine months ended September 30, 2022 and September 30, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Acquisition expenses	$-	$-	$-	$4,045
Loss on sale of assets	-	84	24	84
Loss on debt extinguishment	-	-	-	2,031
Loan prepayment fees	-	-	-	1,463
Loss on fair value of contingent consideration	-	235	-	-
Other	81	273	252	1,384
Other expense	81	592	276	9,007
Change in fair value of Fathom and Sponsor Earnout Shares	(18,080)	-	(59,980)	-
Change in fair value of Warrants	(7,400)	-	(28,000)	-
Change in fair value of TRA	-	-	(200)	-
Gain on PPP forgiveness	-	-	-	(1,624)
Gain on fair value of contingent consideration	-	-	(148)	(1,120)
Gain on sale of assets	-	-	(188)	-
Other	(68)	(150)	(255)	(471)
Other income	(25,548)	(150)	(88,771)	(3,215)
Other (income) expense, net	$(25,467)	$442	$(88,495)	$5,792

Note 13. Shared Based Compensation

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

Share Based Compensation Expense

Share based compensation was $1,762 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $5,687 and $31 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Stock Options

In February 2022, the Company granted stock options to purchase up to 317,091 shares of Class A common stock at a weighted average exercise price of $8.71 per share which generally vest over a requisite service period of three years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2022 was $0.

The following table summarizes provides the assumptions used in the Black-Scholes model valuation of stock options for the nine months ended September 30 2022:

September 30, 2022
Expected term (years)	4.5
Expected volatility	58.7%
Expected dividend yield	0.0%
Risk-free interest rate	1.91%
Fair value of share	$4.26

At September 30, 2022, there was approximately $1,087 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.42 years as of September 30, 2022.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

A summary of the status of the Company's restricted stock unit and restricted stock award activity and the changes during the nine months ended September 30, 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2021	1,468,392	$10.00	$-
Granted	871,430	8.30	-
Vested	(948,684)	10.00	-
Forfeited	(4,035)	8.72	-
Non-vested at September 30, 2022	1,387,103	$7.87	$-

At September 30, 2022, there was approximately $8,768 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.43 years.

Note 14. Earnings Per Share and Earnings Per Unit

Successor

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. For the purposes of the diluted earnings per share calculation, share options, warrants, time vested restricted stock, earnout shares and conversion of Fathom OpCo units are excluded from the calculation for the three and nine months ending September 30, 2022, as the inclusion would be anti-dilutive due the losses reported in the period.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted-average number of shares of Class A common stock outstanding the three and nine months ending September 30, 2022.

The Company's basic and diluted earnings per share calculation is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(Successor)	(Successor)
	Class A	Class A
Basic and Diluted Earnings Per Share:
Numerator
Net loss	$(1,046,107)	$(994,295)
Less: Net loss attributable to non-controlling interests	(556,027)	(561,728)
Net loss attributable to Class A common stock	$(490,080)	$(432,567)
Denominator
Weighted-average shares of Class A common stock outstanding-basic	62,816,174	55,348,018
Basic and Diluted Earnings Per Share	$(7.80)	$(7.82)

Predecessor

Basic net loss per unit is computed based on the weighted average number of common units outstanding. Diluted net loss per unit is computed based on the weighted average number of common units outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive common units been issued and reduced by the number of units Fathom OpCo could have repurchased from the proceeds from issuance of the potentially dilutive units. Fathom OpCo had no dilutive instruments outstanding as of September 30, 2021. As a result, basic and diluted earnings per units are the same as of September 30, 2021.

In the Predecessor Period, Fathom OpCo's Class A common units and Class B common units participated equally in Fathom OpCo's undistributed earnings. As such, Fathom OpCo’s undistributed earnings were allocated pro-rata to the Class A common units and Class B common units based on the weighted-average number of Class A common units and Class B common units outstanding as of September 30, 2021 such that earnings per unit for Class A common units and Class B common units are the same in each period.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

	Three Months Ended
	September 30, 2021 (Predecessor)	September 30, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Loss Per Unit:
Numerator
Net loss	$(2,467)	$(1,009)
Less: annual dividends on redeemable preferred units	(1,504)	(615)
Net loss attributable to common unitholders	(3,971)	(1,624)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Loss Per Unit	$(0.72)	$(0.72)

	Nine Months Ended
	September 30, 2021 (Predecessor)	September 30, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Loss Per Unit:
Numerator
Net loss	$(5,718)	$(2,340)
Less: annual dividends on redeemable preferred units	(8,692)	(3,557)
Net loss attributable to common unitholders	(14,410)	(5,897)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Loss Per Unit	$(2.63)	$(2.63)

Note 15. Shareholders' Equity, Non-controlling Interest, and Members' Equity

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

For the three months and nine months ended September 30, 2022, the Company' shareholders exchanged 3,861,589 and 14,141,920, respectively, of Fathom OpCo's exchangeable Class A Units (and the associated vote-only Class B shares) for an equal number of Class A shares. As a result of the exchange, the Company reallocated equity from noncontrolling interests to the Company's additional paid-in-capital and recorded additional deferred tax assets and TRA liability in connection with the exchanges. See the consolidated statement of shareholders' equity and redeemable non-controlling interest for these amounts.

As of September 30, 2022, the Company had no outstanding shares of Preferred Stock, 65,529,753 outstanding shares of Class A common stock, 70,153,051 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the 2022 Successor Period.

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Fathom OpCo comprehensive loss	$(1,070,703)	$(1,079,745)
Non-controlling interest percentage	51.9%	51.9%
Comprehensive loss attributable to non-controlling interest	$(556,027)	$(561,728)

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Predecessor

Fathom OpCo's equity in the 2021 Predecessor Period consists of Class A common units and Class B common units.

The following table represents a summary of the Company’s Members' Equity as of September 30, 2021 (Predecessor):

September 30, 2021 (Predecessor)
Class A common units	5,480,611
Class B common units	2,242,981

Note 16. Leases

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

	Balance Sheet Location	September 30, 2022
Assets
Operating	Prepaid expenses and other current assets	$356
Operating	Right-of-use operating lease assets, net	10,774
Financing	Right-of-use financing lease assets, net	2,308
Total lease assets		$13,438
Liabilities
Current
Operating	Current operating lease liability	$2,164
Financing	Current financing lease liability	195
Non-Current
Operating	Long-term operating lease liability	9,041
Financing	Long-term financing lease liability	2,176
Total lease liability		$13,576

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The following table sets forth our lease costs included in our unaudited consolidated statement of comprehensive income (loss):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Operating lease cost	$837	$2,457
Short-term lease cost	1	9
Financing lease cost:
Amortization of ROU assets	55	163
Interest on lease liabilities	34	103
Sublease income	(34)	(102)
Total lease costs	$893	$2,630

September 30, 2022
Weighted-average remaining lease term (years)
Operating	6.7
Financing	8.4
Weighted-average discount rate
Operating	5.9%
Financing	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remainder of 2022	$817	$80	$897
2023	2,566	326	2,892
2024	2,244	335	2,579
2025	1,859	345	2,204
2026	1,392	356	1,748
Thereafter	5,172	1,566	6,738
Total future lease payments	14,050	3,008	17,058
Less: Discount	2,845	637	3,482
Present value of lease liability	$11,205	$2,371	$13,576

Disclosures related to period prior to adoption of the Topic 842

Operating lease rent expense was $951 for the three months ended September 30, 2021 and $2,608 for the nine months ended September 30, 2021.

As of December 31, 2021, future minimum lease payment obligations were as follows:

Year	Total
2022	$3,212
2023	3,027
2024	1,959
2025	1,253
2026	443
Thereafter	328
Total future lease payments	$10,222

Note 17. Tax Receivable Agreement

In connection with the Business Combination, Fathom entered into a Tax Receivable Agreement ("TRA") with certain owners of Fathom OpCo prior to the Business Combination. Pursuant to the TRA, the Company will pay certain of these parties, as applicable, 85% of the tax benefits, of any savings the company realizes, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Fathom OpCo's equity interests in connection with or following the Business Combination and certain distributions with respect to Fathom OpCo's equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at September 30, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.9%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current alternative tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 12.2%.

Subsequent to the Business Combination, the Company will record additional liabilities under the TRA when Class A Units of Fathom OpCo are exchanged for Class A common stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor nine months ended September 30, 2022, an additional TRA liability of $21,700 was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities:

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2021	$4,600
Fair value measurement	(200)
Conversion of non-controlling interest	21,700
Ending Balance as of September 30, 2022	26,100
Less: Current portion included in other current liabilities	-
Total long-term tax receivable agreement liability	$26,100

Note 18. Fair Value Measurement

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2022.

	Fair Value Measurements as of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,400	$4,400
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	1,790	1,790
Fathom Earnout Shares Liability	-	-	11,910	11,910
Warrant liability – Public Warrants	1,720	-	-	1,720
Warrant liability – Private Placement Warrants	-	-	4,180	4,180
	$1,720	$-	$22,980	$24,700

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,600	$4,600
Fathom OpCo acquisitions contingent consideration	-	-	3,598	3,598
Sponsor Earnout Shares Liability	-	-	9,380	9,380
Fathom Earnout Shares Liability	-	-	64,300	64,300
Warrant liability – Public Warrants	7,600	-	-	7,600
Warrant liability – Private Placement Warrants	-	-	26,300	26,300
	$7,600	$-	$108,178	$115,778

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements.

	Level 3 Liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2021	$4,600	$3,598	$9,380	$64,300	$26,300	$108,178
Payments	-	(2,750)	-	-	-	$(2,750)
Net (gain) loss (1)	(200)	(148)	(7,590)	(52,390)	(22,120)	$(82,448)
Ending balance at September 30, 2022	$4,400	$700	$1,790	$11,910	$4,180	$22,980

(1) Net gains on changes in recurring level 3 fair value measurements are recognized in Other income and net losses on change in recurring level 3 fair value measurements are recognized in other expense in our unaudited consolidated statement of comprehensive loss.

Valuation Methodologies for Fair Value Measurements Categorized within Levels 2 and 3

Tax Receivable Agreement

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 16, existing non-controlling interest percentage of 51.9%, initial amortization deductions of $56,400, $368,000 of taxable income forecast by 2030, a sell-down schedule which reflects the expected sale of our Class A common units in Fathom OpCo ("New Fathom Units") by legacy Fathom OpCo shareholders, a Class A common stock price as of September 30, 2022 (Successor) of $2.03, volatility of 88.0%, correlation between taxable income and the Class A common stock price of 26.9%, a cost of equity of 16.4%, and a cost of debt range from 7.5% to 10.1%.

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

Earnout Shares Liability

The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of five years, a risk-free rate of 4.13%, operating asset volatility of 87.4%, and equity volatility of 100.2%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

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

Note 19. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Income tax expense for the three months ending September 30, 2022 and September 30, 2021 was $87 and $729, respectively. Income tax expense for the nine months ending September 30, 2022 and September 30, 2021 was $167 and $807, respectively. The effective tax rate, including discrete items, was 0% for the periods ended September 30, 2022 and September 30, 2021. The tax provision for the three and nine months ended September 30, 2022 is impacted by certain permanent non-deductible portions of the goodwill impairment, partially offset by the valuation allowance recorded against the deferred tax assets.

The Company reduced its deferred tax liability by $12,219 and $17,700 for the three and nine months ended September 30, 2022, respectively, through additional paid in capital related to the exchange of Fathom OpCo's exchangeable Class A Units (and the associated vote-only Class B shares) for an equal number of Class A shares.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and has determined that it is appropriate to record a valuation allowance on any net deferred tax assets. The deferred tax liability recorded in previous periods has been fully offset due to the exchanges of Fathom OpCo Class A units as described above.

As of September 30, 2022, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Note 20. Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial condition, comprehensive gain (loss) or cash flows.

Note 21. Variable Interest Entities

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

Period Ended September 30, 2022 Fathom OpCo Standalone
Total assets	$495,392
Total liabilities	184,396
Total shareholders' equity	310,996

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

Overview

Fathom Digital Manufacturing Corporation was incorporated in Delaware in December 2021 as part of the completion of the business combination of Altimar Acquisition Corp II and Fathom Opco (the "Business Combination"). However, our roots stretch back over 35 years with the founding of several of our subsidiaries. The terms “Fathom” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

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

Comparison of the three months ended September 30, 2022 and September 30, 2021

	Three Months Ended		Change
(dollars in thousands)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	$	%

Revenue	$40,210	$41,481	$(1,271)	-3.1%
Cost of revenue	25,144	26,581	(1,437)	-5.4%
Gross profit	15,066	14,900	166	1.1%
Operating expenses
Selling, general, and administrative	11,960	10,681	1,279	12.0%
Depreciation and amortization	4,627	2,148	2,479	115.4%
Restructuring	996	-	996
Goodwill Impairment	1,066,564	-	1,066,564
Total operating expenses	1,084,147	12,829	1,071,318	8350.8%
Operating (loss) income	(1,069,081)	2,071	(1,071,152)	-51721.5%
Interest expense and other (income) expense
Interest expense	2,406	4,376	(1,970)	-45.0%
Other expense	81	592	(511)	-86.3%
Other income	(25,548)	(150)	(25,398)	16932.0%
Total interest expense and other (income) expense, net	(23,061)	4,818	(27,879)	-578.6%
Net loss before income tax	(1,046,020)	(2,747)	(1,043,273)	37978.6%
Income tax expense	87	729	(642)	-88.1%
Net loss	(1,046,107)	(3,476)	(1,042,631)	29995.1%
Net loss attributable to Fathom OpCo non-controlling interest	(556,027)	-	(556,027)
Net loss attributable to controlling interest	(490,080)	(3,476)	(486,604)	13999.0%
Comprehensive loss:
Income from foreign currency translation adjustments	-	201	(201)	-100.0%
Comprehensive loss, net of tax	$(490,080)	$(3,275)	$(486,805)	14864.3%

Revenue

Revenue for the three months ended September 30, 2022 was $40,210 compared to $41,481 in the three months ended September 30, 2021, a decrease of 3.10%. The year-over-year decrease was primarily due to one-time COVID-19 deferred orders in our injection molding technology during the three months ended September 30, 2021.

Gross Profit

Gross profit for the three months ended September 30, 2022 totaled $15,066 or 37.5% of revenue, compared to $14,900 or 35.9% of revenue, for the three months ended September 30, 2021, primarily driven by favorable pricing on materials.

Operating Expenses

Selling, general and administrative (SG&A) expenses were $11,960 and $10,681 for the three months ended September 30, 2022 and September 30, 2021, respectively. The $1,279, or 12.0%, increase in SG&A expenses was primarily driven by stock based compensation of $1,762 in the three months ended September 30, 2022 and by additional costs related to being a public company.

Depreciation and amortization expenses were $4,627 and $2,148 for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase of $2,479 or 115.4%, was primarily driven by an increase in intangible assets related to the Business Combination resulting in amortization expenses associated with those assets.

Restructurings of $996 represents costs to consolidate our Oakland, CA facility into Fathom headquarters in Hartland, WI, facility, transition finance to a shared-service model, and consolidated a limited number of leadership roles, as announced in our reorganization plan on July 7, 2022. There were no restructuring charges for the three months ended September 30, 2021.

The goodwill impairment charge of $1,066,564 during the three months ended September 30, 2022, represents a write down of the carrying amount of goodwill based on a decrease in the Company's fair value based upon a quantitative assessment as noted in footnote 8. There was no goodwill impairment charge recorded during the three months ended September 30, 2021.

Operating Income (Loss)

Operating loss was $1,069,081 for the three months ended September 30, 2022 and operating income was $2,071 for the three months ended September 30, 2021. The additional losses were primarily driven by the goodwill impairment charge, restructuring costs, additional costs related to being a public company, and additional amortization of the increased intangible assets related to the Business Combination.

Interest Expense and Other Expense (Income)

Interest expense was $2,406 and $4,376 for the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease in interest expense is primarily due to lower debt at September 30, 2022 as compared to September 30, 2021 and lower interest rates under the New Credit Agreement.

Other expenses were $81 and $592 for the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease in other expenses of $511 is due to fewer non-operating expenses in the business for the three months ended September 30, 2022.

Other income was $25,548 and $150 for the three months ended September 30, 2022 and September 30, 2021, respectively. The increase in other income of $25,633 represents the changes in fair value in the earnout share liabilities and the warrant liability during the three months ended September 30, 2022 of $18,080 and $7,400, respectively.

Income Taxes

We recorded income tax expense of $87 and $729 for the three months ending September 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022 the tax benefit was impacted by permanent difference with respect to gains and losses recorded on the Fathom earnout shares liability, sponsor earnout shares liability, and warrant liabilities. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 Predecessor Period.

Comparison of the nine months ended September 30, 2022 and September 30, 2021

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	$	%

Revenue	$122,737	$107,887	$14,850	13.8%
Cost of revenue	80,126	66,080	14,046	21.3%
Gross profit	42,611	41,807	804	1.9%
Operating expenses
Selling, general, and administrative	38,341	27,111	11,230	41.4%
Depreciation and amortization	13,595	7,355	6,240	84.8%
Restructuring	996	-	996
Goodwill Impairment	1,066,564	-	1,066,564
Total operating expenses	1,119,496	34,466	1,085,030	3148.1%
Operating (loss) income	(1,076,885)	7,341	(1,084,226)	-14769.5%
Interest expense and other (income) expense
Interest expense	5,738	8,800	(3,062)	-34.8%
Other expense	276	9,007	(8,731)	-96.9%
Other income	(88,771)	(3,215)	(85,556)	2661.2%
Total interest expense and other (income) expense, net	(82,757)	14,592	(97,349)	-667.1%
Net loss before income tax	(994,128)	$(7,251)	$(986,877)	13610.2%
Income tax expense	167	807	(640)	-79.3%
Net loss	(994,295)	$(8,058)	$(986,237)	12239.2%
Net loss attributable to Fathom OpCo non-controlling interest	(561,728)	-	(561,728)
Net loss attributable to controlling interest	(432,567)	(8,058)	(424,509)	5268.2%
Comprehensive loss:
(Loss) Income from foreign currency translation adjustments	(107)	96	(203)	-211.5%
Comprehensive loss, net of tax	$(432,674)	$(7,962)	$(424,712)	5334.2%

Revenue

Revenue for the nine months ended September 30, 2022 was $122,737 compared to $107,887 in the nine months ended September 30, 2021, an increase of 13.8%. The year-over-year growth was driven by an increase in the volume of customers served, primarily through acquisition-related activity, and growth within Fathom’s strategic accounts.

Gross Profit

Gross profit for the nine months ended September 30, 2022 totaled $42,611, or 34.7% of revenue, compared to $41,807, or 38.8% of revenue, for the nine months ended September 30, 2021. The decrease in gross profit is primarily driven by an increase of $3,241 in amortization expense related to inventory step-up adjustments from purchase accounting following the completion of the Business Combination on December 23, 2021.

Operating Expenses

SG&A expenses were $38,341 and $27,111 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The $11,230, or 41.4%, increase in SG&A expenses was primarily driven by stock based compensation of $5,687 in the nine months ended September 30, 2022 and by additional costs related to being a public company.

Depreciation and amortization expenses were $13,595 and $7,355 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase of $6,240 or 84.8%, was primarily driven by an increase in intangible assets related to the Business Combination resulting in amortization expenses associated with those assets.

Restructuring of $996 represents costs to consolidate our Oakland, CA facility into Fathom headquarters in Hartland, WI, facility transition finance to a shared-service model, and consolidated a limited number of leadership roles, as announced in our reorganization plan on July 7, 2022. There were no restructuring charges for the nine months ended September 30, 2021.

The goodwill impairment charge of $1,066,564 during the nine months ended September 30, 2022,represents a write down of the carrying amount of goodwill based on a decrease in the Company's fair value based upon a quantitative assessment as noted in footnote 8. There was no goodwill impairment charge recorded during the nine months ended September 30, 2021.

Operating Income (Loss)

Operating loss was $1,076,885 for the nine months ended September 30, 2022 and operating income was $7,341 for the nine months ended September 30, 2021. The operating loss was primarily driven by the goodwill impairment charge, restructuring costs, additional costs related to related to being a public company, non-cash amortization of the increased intangible assets relating to the Business Combination, inventory step-up from purchase accounting, professional fees, and additional employees.

Interest Expense and Other Expense (Income)

Interest expense was $5,738 and $8,800 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in interest expense is primarily due to lower debt at September 30, 2022 as compared to September 30, 2021 and lower interest rates under the New Credit Agreement.

Other expenses were $276 and $9,007 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in other expenses of $7,760 is due to non-recurring expenses related to the Summit acquisition that took place in the nine month period ending June 30, 2021.

Other income was $88,771 and $3,215 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in other income of $85,556 represents the changes in fair value in the earnout share liabilities and the warrant liability during the nine months ended September 30, 2022 of $59,980 and $28,000, respectively.

Income Taxes

We recorded income tax expense of $167 and $807 for the nine months ending September 30, 2022 and September 30, 2021, respectively. For the three months ended September 30, 2022 the tax provision was impacted by permanent difference with respect to gains and losses recorded on the Fathom earnout shares liability, sponsor earnout shares liability, and warrant liabilities. The tax benefit was further impacted by discrete impacts related to the impairment of goodwill. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 Predecessor Period.

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

We include these non-GAAP financial measures because they are used by management to evaluate Fathom’s core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted Net Income (Loss) and Adjusted EBITDA exclude certain expenses that are required in accordance with GAAP because they are non-recurring (for example, in the case of transaction-related costs), non-cash (for example, in the case of depreciation and amortization) or are not related to our underlying business performance (for example, in the case of interest income and expense).

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Net (loss)	$(1,046,107)	$(3,476)	$(994,295)	$(8,058)
Acquisition expenses(1)	-	-	-	4,045
Stock compensation	1,762	-	5,687	-
Inventory step-up amortization	-	(277)	3,241	-
Goodwill Impairment	1,066,564		1,066,564
Restructuring	996		996
Change in fair value of warrant liability(2)	(7,400)	-	(28,000)	-
Change in fair value of Earnout Shares liability(2)	(18,080)	-	(59,980)	-
Change in fair value of TRA(2)	-	-	(200)	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	492	2,679	3,443	5,309
Adjusted Net Income (Loss)	$(1,773)	$(1,074)	$(2,544)	$1,296

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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Net (loss)	$(1,046,107)	$(3,476)	$(994,295)	$(8,058)
Depreciation and amortization	6,335	4,381	18,539	12,006
Interest expense, net	2,406	4,376	5,738	8,800
Income tax expense	88	729	167	807
Acquisition expenses(1)	-	-	-	4,045
Inventory step-up amortization	-	(277)	3,241	-
Stock compensation	1,762	-	5,687	-
Goodwill Impairment	1,066,564	-	1,066,564	-
Restructuring	996		996
Change in fair value of warrant liability(2)	(7,400)	-	(28,000)	-
Change in fair value of Earnout Shares liability(2)	(18,080)	-	(59,980)	-
Change in fair value of TRA(2)	-	-	(200)	-
Contingent consideration	-	235	-	(1,120)
Loss on extinguishment of debt	-	-	-	2,031
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	492	2,679	3,443	5,309
Adjusted EBITDA	$7,056	$8,647	$21,900	$23,820

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

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our New Credit Agreement, the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. As of September 30, 2022, the Company was in compliance with all covenant requirements. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $8,004 in cash as of September 30, 2022. We believe our operating cash flows, together with amounts available under the New Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions and competitive pressures. We expect our capital expenditures and working capital requirements to continue to increase in the immediate future, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2021 of $9.0 million equaled approximately 6.0% of annual revenue We believe that our annual future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to be approximately 6.9% of annual revenue. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects. See Note 3—Business Combination with Fathom OpCo in the notes to our unaudited consolidated financial statements for further information.

Borrowings and Lines of Credit

On December 23, 2021, the Company entered into the New Credit Agreement, which included a $50.0 million revolving credit facility and a $125.0 million term loan. The Company's borrowings under the revolving credit facility were $27,000 at September 30, 2022. The loans obtained under the New Credit Agreement will mature in December 2026.

On November 10, 2022, the Company entered into an amendment (the “Amendment”) of the New Credit Agreement (as amended by the Amendment, the “Amended Credit Agreement) with the administrative agent thereof (the “Administrative Agent”) and the other lenders party thereto to modify certain financial covenants. Specifically, the Amendment (i) reduced the minimum interest coverage ratio from 3.00 to 1.0 to 2.50 to 1.0 for each fiscal quarter ending in fiscal 2023, to 2.75 to 1.0 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, with the minimum interest coverage ratio reverting back to 3.00 to 1.0 for each fiscal quarter ending on and after September 30, 2024, (ii) increased the maximum net leverage ratio to 4.50 to 1.0 for each fiscal quarter ending on September 30, 2022 through June 30, 2023, which ratio will decrease thereafter over time until it reaches 3.50 to 1.0 for each fiscal quarter ending on and after June 30, 2024, and (iii) prohibits certain restricted payments by the Company otherwise permitted by Section 6.06(g) of the Amended Credit Agreement through September 30, 2024.

The Amendment also replaces the Adjusted LIBO Rate (e.g., LIBO Rate multiplied by the then applicable statutory reserve rate per annum), plus a range of applicable margins, as an interest election under the Amended Credit Agreement, with Term SOFR plus 0.10% (“Adjusted Term SOFR”) per annum and Daily Simple SOFR plus 0.10% per annum, as applicable, in each case plus an applicable margin adjustment ranging from 2.25% to 3.75% based on the Company’s most recent net leverage ratio calculation as of the applicable interest determination date.

In addition, the Amendment replaces the Adjusted LIBO Rate plus 1.00% per annum as one of the interest rate floors applied in determining the alternate base interest rate for ABR Loans (as defined in the Amended Credit Agreement), with Adjusted Term SOFR plus 1.00% per annum. Lastly, the Amendment provides that the applicable margin applicable to ABR Loans increase to 2.75% to the extent the Company’s net leverage ratio equals or exceeds 4.00 to 1.0 on the applicable date.

In connection with the preparation and execution of the Amendment, the Company paid customary arranger and lender consent fees, and reasonable and documented expenses of the Administrative Agent.

The foregoing description of the Amendment and the Amended Credit Agreement is a summary and is qualified in its entirety by reference to the full text of the Amendment and the Amended Credit Agreement, which is attached to this Quarterly Report as Exhibit 10.1 and incorporated herein by reference.

The Company recorded deferred financing costs of $69 and $299, respectively for the three and nine months ended September 30, 2022 in conjunction with the New Credit Agreement and the applicable principal balances are presented within Long-Term debt, net on the Company's Consolidated Balance Sheets. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the Amended Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5.0 million. The Amended Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100 million.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be approximately $98,000 based on the Company's closing share price of $2.03 at September 30, 2022. As of September 30, 2022, we do not expect to make any material payments within the next two years and anticipate payments to become more material beginning in 2024.

Cash Flow Analysis

	Nine Months Ended
(dollars in thousands)	September 30, 2022 (Successor)	September 30, 2021 (Predecessor)
Net cash provided by (used in) :
Operating Activities	$6,496	$1,737
Investing Activities	(10,953)	(74,076)
Financing Activities	(7,896)	74,682
Net Change in Cash and Cash Equivalents	$(12,353)	$2,343

Operating Activities

Net cash provided from operating activities was $6,496 and $1,737 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase of $4,759 is primarily driven by increased revenue.

Investing Activities

Cash used in investing activities of $10,953 for the nine months ended September 30, 2022 represents capital expenditures. Cash used in investing activities of $74,076 for the nine months ended September 30, 2021 represents the cash used in the acquisitions of Summit Tooling Inc., and Summit Plastics, LLC, Precision Process Corp., Centex Machine and Welding, Inc. and Laser Manufacturing, Inc., and Sureshot Precision, LLC of $67,428 in the aggregate and capital expenditures of $6,648.

Financing Activities

Cash used in financing activities of $7,896 for the nine months ended September 30, 2022 was due to payments made on the term loan of $2,344, contingent consideration of $2,750, and tax payments for shares held in lieu of taxes of $2,566. Cash provided by financing activities of $74,682 for the nine months ended September 30, 2021 was primarily due to debt proceeds of $183,500 for the acquisitions, partially offset by payments on debt of $104,091.

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

Goodwill is tested for impairment annually in the fourth quarter of each year and is tested for impairment between annual tests whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In addition, an impairment evaluation of our amortizable intangible assets may also be performed if events or circumstances indicate potential impairment. Among the factors that could trigger an impairment review are current operating results that do not align with our annual plan or historical performance; changes in our strategic plans or the use of our assets; restructuring charges or other changes in our business segments; competitive pressures and changes in the general economy or in the markets in which we operate; and a significant decline in our stock price and our market capitalization relative to our net book value. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. As of September 30, 2022, a quantitative interim goodwill impairment assessment was performed due to further sustained declines in the Company’s stock price in the three months ended September 30, 2022. The Company determined that the estimated fair value of the reporting unit was less than its carrying amount. The Company recorded a goodwill impairment charge of $1,066,564 in the unaudited consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022.

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

We recognize amortizable intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of September 30, 2022 and September 30, 2021, no impairment charges for amortizable intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although our amortizable intangible assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 3—Business Combination with Fathom OpCo, and Note 8—Goodwill and Intangible Assets, net in the accompanying notes to the unaudited consolidated financial statements for more information.

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

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, the warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 18 —Fair Value Measurement and Note 20 — Commitments and Contingencies in the accompanying notes to our unaudited consolidated financial statements for more information.

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

Earnout Shares Liabilities and Warrant Liability

The fair values of the Sponsor earnout shares liability, Fathom earnout shares liability, and Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur. See Note 3 — Business Combination with Fathom OpCo and Note 10 — Warrant Liability in the accompanying notes to our unaudited consolidated financial statements for more information.

Impact of Changes in Accounting on Recent and Future Trends

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification which the company adopted in the first quarter of 2022. See Note 2 — Basis of Presentation and Note 16 — Leases in the accompanying notes to our unaudited consolidated financial statements for more information.

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

As reported in “Item 4. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, management performed its evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

We have further evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 with the participation and under the supervision of our management, including our Chief Executive Officer and our Chief Financial Officer. In this evaluation, our management did not identify any material weaknesses in addition to those identified in its evaluation as of December 31, 2021. Based on this latest evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 20 "Commitments and Contingencies" to our unaudited consolidated financial statements for additional information.

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
4.1

Forfeiture and Support Agreement, dated as of July 15, 2021, by and among Altimar Sponsor II, LLC, Altimar Acquisition Corp. II, Fathom Holdco, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Altimar Acquisition Corp. II (Fathom's predecessor) with the SEC on July 19, 2021.

10.1*

First Amendment dated as of November 10, 2022 to Credit Agreement, dated as of December 23, 2021, among Fathom Guarantor, LLC, Fathom Manufacturing, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent..

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

Fathom Digital Manufacturing Corporation

Date: November 14, 2022	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer