Form 10-K
period 2022-12-31
Fathom Digital Manufacturing Corp
filed 2023-04-07
CIK 1836176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12 (b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock beneficially held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on April 4, 2023, was $22,989,506. Shares of the Class A common stock beneficially owned by each executive officer and director of the registrant and each holder of more than 10% of our Class A common stock have been excluded from this calculation because such persons may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 4, 2023, there were 69,546,514 shares of the registrant's Class A common stock outstanding and 66,692,781 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fathom Digital Manufacturing Corporation’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022 and delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Annual Report on Form 10-K includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 1. Business - Corporate Information" of this Annual Report). Refer to Note 1 “Nature of Business” and Note 2 "Significant Accounting Policies - Basis of Presentation" of the notes to our consolidated financial statements contained in this Annual Report for further information regarding the basis of presentation. See "Item 1. Business - Corporate Information" of this Annual Report for a description of the Business Combination, which was completed with Altimar Acquisition Corp. II on December 23, 2021. Throughout this Annual Report, references to “we,” “us,” and “our” refer to Fathom Digital Manufacturing Corporation ("Fathom" or the "Company") and its consolidated subsidiaries as the context so requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward looking statements.” Statements regarding our expectations regarding the business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary, Item 1A. Risk Factors,” and "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition, or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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
•
we may not realize the anticipated benefits of our business acquisitions, and any acquisition, strategic relationship, joint venture, or investment could disrupt our business and harm our operating results and financial condition;
•
if we are unable to manage our growth and expand our operations successfully, our reputation, brands, business, and results of operations may be harmed;
•
the implementation of our re-organization plan could result in greater costs and fewer benefits than we anticipate;
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
•
we are subject to risks related to our dependency on our key management members and other key personnel, as well as attracting, retaining, and developing qualified personnel in a highly competitive talent market;
•
we may be subject to cybersecurity risks and changes to data protection regulation;
•
our businesses are subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements;
•
we are subject to risks related to the Tax Receivable Agreement;
•
unfavorable global economic conditions, including increases in inflation and interest rates, could adversely affect our business, financial condition, or results of operations;
•
we may be subject to risks related to our status as an emerging growth company within the meaning of the Securities Act;
•
we are subject to the risks of our status as a “controlled company” within the meaning of the NYSE listing standards;
•
our stock price has been and may continue to be volatile or may decline regardless of our operating performance;
•
the volatility of our stock price directly impacts the valuation of our warrants, Fathom earnout shares and Sponsor earnout shares (together, the "Earnout Shares") and could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss);
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
•
there can be no assurance that we will be able to remain in compliance with the continued listing standards of the NYSE;
•
our operating results and financial conditions may fluctuate on a quarterly or annual basis;
•
the effect of legal, tax and regulatory changes; and
•
other factors detailed under “Item 1A. Risk Factors” below.

Item 1. Business.

Throughout this Annual Report on Form 10-K, references to “we,” “us,” and “our” refer to Fathom Digital Manufacturing Corporation ("Fathom", the "Company") and its consolidated subsidiaries as the context so requires.

Fathom, through our operating subsidiary Fathom Holdco, LLC (“Fathom OpCo” or "Predecessor"), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and production part manufacturing to many of the largest and most innovative companies in the world. We have extensive expertise in both additive and traditional manufacturing, enabling our agile, technology-agnostic platform to blend manufacturing technologies and processes to deliver hybridized solutions designed to meet the specific needs of our customers. This flexible problem-solving approach empowers our customers to accelerate their product development cycles, reducing manufacturing lead times for low to mid-volume production.

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

Fathom is also a platform built for taking advantage of attractive future merger and acquisition opportunities. Fathom’s acquisition strategy is enabled by our unique integration playbook including our proprietary software platform.

Fathom’s business was founded in 1984 under the name Midwest Composite Technologies, LLC ("MCT"). Following the merger of MCT and Kemeera, LLC in 2019, the business was rebranded to operate under the “Fathom Digital Manufacturing” name and key technical capabilities were added in direct response to the needs of our largest and most innovative corporate customers. Today, Fathom is the result of the successful integration of 13 complementary companies, acquired over the past four years, creating a robust on-demand digital manufacturing platform with a proven array of additive and traditional manufacturing capabilities.

As a result of our scale and superior offerings, we have developed a loyal base of approximately 2,500 customers, including many of the largest and most innovative companies in the world, with excellent representation across Fortune’s 500 list. Over the year ended December 31, 2022, no single customer represented more than 10% of our total revenue.

Our target market consists of the highly fragmented U.S. low-to mid-volume manufacturing market of CNC machining, injection molding, precision sheet metal and additive manufacturing. This market is projected to grow, fueled by increased demand for additive manufacturing and continuation of the trend of customers increasingly outsourcing their product development prototyping and low-to mid-volume manufacturing needs.

Our People

Our employees are the foundation of Fathom’s enterprise and are essential to maintaining our business model and competitive advantages. As of December 31, 2022, we had 708 employees working across our U.S. locations. Our employees are distributed across functions, including engineering, production, sales, marketing, and general corporate functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plans is to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards and cash-based performance bonus awards.

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

Corporate Information

Fathom OpCo, a Delaware limited liability company, was formed in April 2021 for the purpose of holding a 100 percent equity interest in each of MCT Group Holdings, LLC and its subsidiaries ("MCT Holdings") and in Incodema Holdings, LLC and its subsidiaries ("Incodema Holdings"). On April 30, 2021 Incodema Holdings and MCT Holdings were recapitalized through an exchange of equity pursuant to which each member of Incodema Holdings and each member of MCT Holdings exchanged their equity interests in Incodema Holdings and MCT Holdings, respectively, for equity interests in Fathom OpCo. As a result of this reorganization, each of Incodema Holdings and MCT Holdings are wholly owned subsidiaries of Fathom OpCo.

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

Our mailing address is 1050 Walnut Ridge Drive, Hartland, WI 53029, and our telephone number is (262) 367-8254. Our Class A common stock is listed on the New York Stock Exchange under the symbol “FATH.” Unless the context requires otherwise, “Fathom,” “we,” the “Company,” “us” and “our” refer to Fathom Digital Manufacturing Corporation and our consolidated subsidiaries.

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

The digital manufacturing industry in which we operate is fragmented and highly competitive. We compete for customers with a wide variety of custom parts manufacturers and methods. Some of our current and potential competitors include captive in-house production capabilities, other custom parts manufacturers, brokers of custom parts and additive manufacturing vendors, including those utilizing 3D printing processes. Moreover, some of our existing and potential competitors are researching, designing, developing, and marketing other types of products and manufacturing capabilities. We also expect that future competition may arise from the development or improvement of allied or related techniques for digital manufacturing, including from the issuance of patents to other companies that may inhibit our ability to compete effectively. Furthermore, our competitors may attempt to adopt and improve upon key aspects of our business model, such as development of technology that automates much of the manual labor conventionally required to quote and manufacture custom parts, implementation of interactive web-based and automated user interface and quoting systems and/or building scalable operating models specifically designed for efficient custom parts production. Third-party Computer Aided Design ("CAD") software companies may develop software that mold-makers, injection molders and CNC machine shops could use to compete with our business model. Additive manufacturers may develop stronger, higher temperature resins or introduce other improvements that could more effectively compete with us on part quality. We may also, from time to time, establish alliances or relationships with other competitors or potential competitors, including 3D printer Original Equipment Manufacturers ("OEMs"). To the extent companies terminate such relationships and establish alliances and relationships with our competitors, our business could be harmed.

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

Though we plan to continue to expend resources to develop new technologies, processes and manufacturing capabilities, we cannot assure you that we will be able to maintain our current competitive position or continue to compete successfully against current and future sources of competition. One challenge in developing new business opportunities is identifying custom parts categories for which our automated quotation and digital manufacturing processes offer an attractive value proposition, and we may not be able to identify any new custom parts categories with favorable economics similar to our existing offerings. If we do not keep pace with technological change, demand for our offerings may decline and our operating results may suffer.

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

In particular, we plan to continue to focus a significant portion of those efforts to further develop our technology in areas such as our interactive project management platform and manufacturing processes, technology offerings and broaden the range of parts that we are able to manufacture. We believe successful execution of this part of our business plan is critical for our ability to compete in our industry and grow our business, and there are no guarantees we will be able to do so in a timely fashion, or at all. Broadening the range of parts and technologies that we are able to manufacture and offer is of particular importance because limitations in manufacturability are the primary reason we are not able to fulfill many quotation requests. There are no guarantees that the resources we devote to executing on this aspect of our business plan will improve our business and operating results or result in increased demand for our custom parts and manufacturing capabilities. Failures in this area could adversely impact our operating results and harm our reputation and brands. Even if we are successful in executing in this area, our industry is subject to rapid and significant technological change, and our competitors may develop new technologies and manufacturing capabilities that are superior to ours.

Any failure to effectively meet the needs of our customers or respond to changes in our industry on a cost-effective and timely basis, or at all, would likely have a material adverse effect on our business and operating results and harm our competitive position.

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

Because our custom parts and manufacturing capabilities are sold primarily through our website, the success of our business depends in part upon our ability to attract new and repeat customers to our website in order to increase business and grow our revenue. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brands. We may choose to increase our branding expense materially, but we cannot be sure that this investment will be profitable. If we are unable to successfully maintain and enhance our brands, this could have a negative impact on our business and ability to generate revenue.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

Attracting and retaining business from large enterprise customers is an element of our business strategy. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, less predictability in completing some of our sales and extended payment terms. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, our various technologies and manufacturing capabilities, the longer period of time typically taken by large customers to evaluate and test our project management platform prior to making a purchase decision and placing an order, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, larger organizations may demand more customization, which would increase our upfront investment in the sales effort with no guarantee that these customers will seek to use our manufacturing capabilities widely enough across their organization to justify our substantial upfront investment. A portion of these customers may purchase our offerings on payment terms, requiring us to assume a credit risk for non-payment in the ordinary course of business. If we fail to effectively manage these risks associated with sales to large customers, our business, financial condition, and results of operations may be affected.

Our business depends in part on our ability to process a large volume of new custom part designs from a diverse group of customers and successfully identify significant opportunities for our business based on those submissions.

We believe the volume of new custom part designs we process and the size and diversity of our customer base give us valuable insight into the needs of our prospective customers. We utilize this industry knowledge to determine where we should focus our development resources. If the number of new custom part designs we process or the size and diversity of our customer base decrease, our ability to successfully identify significant opportunities for our business and meet the needs of existing or prospective customers could be negatively impacted. In addition, even if we do continue to process a large number of new custom part designs and work with a significant and diverse customer base, there are no guarantees that any industry knowledge we extract from those interactions will be successfully utilized to help us identify significant business opportunities or better understand the needs of our existing or prospective customers.

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

We are highly dependent upon the continued service and performance of the key members of our management team and other personnel. The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. High demand exists for qualified senior management and other key personnel (including technical, engineering, product, finance and sales personnel) in the digital manufacturing industry. A possible shortage of qualified individuals in the regions where we operate might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial and other requirements, or we may be required to pay increased compensation in order to do so. For example, our failure to attract and retain shop floor employees may inhibit our ability to fulfill production orders for our customers. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

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

One element of our growth strategy relies on business acquisitions. We may not realize the anticipated benefits of such acquisitions, and any acquisition, strategic relationship, joint venture, or investment could disrupt our business and harm our operating results and financial condition.

Our business and customer base have been built in part through organic growth, but also through acquisitions of businesses that increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or product line capabilities. We have completed 13 acquisitions during the last three years, and we intend to continue to aggressively pursue attractive opportunities to enhance or expand our offerings through acquisitions, strategic relationships, joint ventures or investments that we believe may allow us to implement our growth strategy. For example, in December 2019, we acquired ICO Mold, LLC ("ICOMold") to enable us to expand our existing Search Engine Optimization ("SEO") and Search Engine Marketing ("SEM") capabilities. During 2020 and 2021, we completed six acquisitions that added CNC machining to our manufacturing capabilities, and three acquisitions that added precision sheet metal fabrication to our offerings. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We may not be able to successfully identify future acquisition opportunities or complete any such acquisitions if we cannot reach agreement on commercially favorable terms, if we lack sufficient resources to finance such transactions on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transactions from being completed. Restrictions in the Credit Agreement (as defined in "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowings and Lines of Credit:) also limit our ability to complete new acquisitions.

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

If we proceed with a particular acquisition, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, incur indebtedness, assume contingent liabilities, or amortize assets or expenses in a manner that might have a material adverse effect on our financial condition and results of operations. Acquisitions will also require us to record certain acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. In addition, we could also face unknown liabilities or write-offs due to our acquisitions, which could result in a significant charge to our earnings in the period in which they occur. We have recorded, and in the future will be required to record any goodwill or other long-lived asset impairment charges in the periods in which they occur, which could result in a significant charge to our earnings in any such period.

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

Over the past several years, we have experienced rapid growth. For example, we have grown from 44 full-time employees as of October 31, 2018 to 708 full-time employees as of December 31, 2022. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:

•	enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;

•	effectively scale our operations, including accurately predicting the need for floor space, equipment, and additional staffing; and

•	successfully identify, recruit, hire, train, develop, maintain, motivate, and integrate additional employees.

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

The implementation of our reorganization plan could result in greater costs and fewer benefits than we anticipate, which could materially harm our business, financial condition and operating results.

On July 7, 2022, the Board approved a reorganization plan, designed to consolidate the Company’s national footprint, streamline legacy leadership and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. These measures include consolidation of leadership and other roles through a net workforce reduction of approximately 6%, consolidation of our Oakland, California facility into our Hartland, Wisconsin headquarters, the establishment of a technology center in Fremont, CA and streamlining of certain of our administrative processes. On February 17, 2023, the Company committed to additional actions to continue and expand the reorganization plan. The additional actions include closing and consolidation a location in Texas, reducing the Company’s workforce by an additional 14% and prioritizing investments and operations in line with near-term revenue generation. We expect to substantially complete this reorganization plan by the first half of fiscal year 2023, but the process to complete these reorganization initiatives could take more time, and could be more costly than anticipated. In addition, these initiatives have placed and could place substantial additional demands on our management, which could lead to the diversion of management’s attention from other business priorities. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing and future commitments to third parties, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the reorganization initiatives, which could in turn materially harm our business, financial condition and operating results.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital when needed, our financial condition could be adversely affected and we may not be able to execute our growth strategy.

We intend to continue to make acquisitions and other investments to support our business growth and may require additional funds to respond to business challenges, including the need to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property or manufacturing capabilities. Accordingly, we may need to obtain equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The Credit Agreement and any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $20.6 million for the year ended December 31, 2019 to $161.1 million for the year ended December 31, 2022, we may not be able to maintain our historical rate of revenue growth. We believe that our future revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customers, as well as attract new customers;

•	consistently execute on custom part orders in a manner that satisfies our customers’ product needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of custom parts we offer;

•	capitalize on customers’ product expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brands across geographic regions;

•	respond to changes in customers’ needs, technology and our industry;

•	react to challenges from existing and new competitors; and

•	respond to an economic slowdown which negatively impacts manufacturers’ ability to innovate and bring new products to market.

We cannot assure you that we will be successful in addressing the factors described above and continuing to grow our business and revenue.

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

Errors, defects, or other performance problems in the software we use or custom parts we manufacture may also result in the loss of, or delay in, the market acceptance of our platform and digital manufacturing capabilities. Such difficulties could also cause us to lose customers and, particularly in the case of our largest customers, the potentially substantial associated revenue which would have been generated by our sales to companies participating in our customer supply chains. Technical problems, or the loss of a customer with a particularly important national or global reputation, could also damage our own business reputation and cause us to lose new business opportunities.

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

Our business, brands, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability and availability of our project management platform, and depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Amazon Web Services (“AWS”), Ace Cloud Hosting (“Ace”), and Right Networks (“Right Networks”) to host our main servers. We do not control the operation of any of AWS, Ace’s, or Right Networks’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting providers, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality or availability of our services.

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

We are subject to risks related to corporate social responsibility.

We and our offerings face increasing public scrutiny related to environmental, social and governance (“ESG”) activities, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance, and transparency. Before making an investment on behalf of our products, we analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. Among the pecuniary considerations we analyze are the present and future material ESG implications of investments. It is expected that investor demands and the prevailing legal environment will require us to spend additional resources and place increasing importance on ESG matters in our review of prospective investments and management of existing ones. Devoting additional resources to ESG matters could increase the amount of expenses we or our businesses are required to bear. Further, emphasis on ESG criteria in evaluating an investment by us or our offerings and products could lead to reduced profits.

ESG matters have been the subject of increased focus by certain U.S. regulators, among others. As a result of this regulatory focus and any related legislative and regulatory initiatives, we may be required to provide additional disclosure with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways.

Climate change, or legal, regulatory or market measures to address climate change, may materially adversely affect our financial condition and business operations.

There is evidence of global climate change, which could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires, or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our supply chain and our customers and may increase operational costs. Concern over climate change will likely result in new legal or regulatory requirements designed to identify or mitigate the effects of climate change on the environment. For example, in the U.S., the SEC is actively engaged in climate-related rulemaking. These proposed rules, depending on how they are finally adopted, as well as other changes the government might implement, could impose significant new burdens on us and our suppliers, with significant costs and operational impacts, and adversely impact our ability to win business and operate successfully. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations, and raw material sourcing, manufacturing operations and the distribution of our products may be affected.

Industry Risks

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face a wide variety of risks related to health epidemics, pandemics and similar outbreaks, especially of infectious diseases, including COVID-19. Since first reported in late 2019, the COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in industrial product development spending, regulatory challenges, inflationary pressures and market volatility. As discussed in our prior and current Form 10-K and 10-Q filings, our operations have been and we expect will continue to be impacted by the COVID-19 pandemic and its related economic challenges. However, we have worked hard to address and mitigate adverse impacts from COVID-19, and we do not currently anticipate significant additional direct impacts from the pandemic itself on our operations. Nonetheless, we cannot predict the future course of events.

If, for example, the COVID-19 pandemic worsens, due to spread, new or additional variants, or if a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs (which may or may not be fully recoverable or insured), schedule or production delays, market volatility and other financial impacts. If any or all of these events were to occur, we could experience adverse impacts on our overall performance, operations and financial results. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of the global COVID-19 pandemic, or any future health epidemics, pandemics, or similar outbreaks, but any one of such events could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Customers may use our digital manufacturing offerings to produce parts that could be used in a harmful way or could otherwise be dangerous. For example, there have been news reports that 3D printers were used to print guns or other weapons. We have little, if any, control, or knowledge over the parts we manufacture for our customers using our offerings, and it may be difficult, if not impossible, for us to monitor and prevent customers from having certain components of weapons or other dangerous objects manufactured with our services. While we have never digitally manufactured weapons for customers, there can be no assurance that we will not be held liable if someone were injured or killed by a weapon or other dangerous object containing a component part or parts manufactured for a customer using one of our offerings.

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

Unfavorable global economic conditions and changes, including changes in inflation, interest rates and geopolitical matters, could adversely affect our business, financial condition, or results of operations.

Heightened levels of inflation and the potential worsening of macroeconomic conditions, including slower growth or recession, further changes to federal government fiscal or monetary policies, tighter credit and higher interest rates, present risks for us, our suppliers and the stability of the broader manufacturing industrial base. We have experienced pricing increases from our suppliers and we have increased compensation to our employees to help ensure employee retention. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products and higher interest rates could adversely affect the ability of our customers to invest in product innovation and development that generate demand for our custom parts. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, the ongoing trade war between the U.S. and China may impact the cost of raw materials, finished products or other materials used in our offerings and our ability to sell our offerings in China. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period our results of operations could be adversely affected.

Intellectual Property and Infrastructure-Related Risks

We may not be able to adequately protect or enforce our intellectual property rights, which could impair our competitive position.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We rely primarily on patents, licenses, trademarks, and trade secrets, as well as non-disclosure agreements and other methods, to protect our proprietary technologies and processes globally. Despite our efforts to protect our proprietary technologies and processes, it is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes. We cannot assure you that any of our existing or future patents will not be challenged or invalidated in court or patent office proceedings that could be time-consuming, expensive and distract us from operating our business. In addition, competitors could circumvent our patents by inventing around them. As such, any rights granted under these patents may not provide us with meaningful protection. We may not be able to obtain foreign patents corresponding to our U.S. patents. Even if foreign patents are granted, effective enforcement in foreign countries may not be available. If our patents and other intellectual property do not adequately protect our proprietary technology, our competitors may be able to offer product lines similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents. Any of the foregoing events would lead to increased competition and lower our revenue or gross margin, which would adversely affect our net income.

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

In addition, we may be subject to intellectual property infringement claims from individuals, vendors and other parties, including those that are in the business of asserting patents, but are not commercializing products or services in the field of digital manufacturing, or our customers may seek to invoke indemnification obligations to involve us in such intellectual property infringement claims. Furthermore, although we maintain certain procedures to screen custom parts we manufacture on behalf of customers for infringement on the intellectual property rights of others, we cannot be certain that our procedures will be effective in preventing any such infringement. Any third-party lawsuits or other assertion to which we are subject, alleging infringement of trademarks, patents, trade secrets or other intellectual property rights either by us or by our customers may have a significant adverse effect on our financial condition.

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

Our proprietary digital manufacturing software contains components that are licensed under so-called “open source,” “free” or other similar licenses. Open source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open source software in ways that would require the release of the source code of our proprietary software to the public; however, our use of open source software may entail greater risks than use of third-party commercial software. Open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release to the public or remove the source code of our proprietary software. As is standard practice among technology companies, Fathom leverages open source software in the development of its internal software. Open source software is commonly used as a foundation to which Fathom develops upon, allowing us to customize the software based on the specific needs of Fathom. This approach enables faster development of high quality software. We may also face claims alleging noncompliance with open source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the open source software. In addition, if the license terms for open source software that we use change, we may be forced to re-engineer our solutions, incur additional costs, or discontinue the sale of certain of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open source software in our proprietary software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

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

Our business involves the controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us and our suppliers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, federal, state or local authorities may curtail our use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected and our reputation and brands may be harmed.

If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the parts we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization ("ISO"), 9001:2015 for our injection molding facilities and the AS9100:2016 standard for our CNC-machining facilities in Hartland, WI, Pflugerville, TX, Tempe, AZ, Newark, NY. We conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100:2016 standard for our metals manufacturing in Hartland, WI, Pflugerville, TX, Tempe, AZ, and Newark, NY. We conform to the ISO 9001:2015 for our sheet metal custom parts and the AS9100:2016 standards for our CNC-machined custom parts in Hartland, WI, Pflugerville, TX, Tempe, AZ, and Newark, NY. We also conform to international standard ISO 9001:2015 at our manufacturing facilities in Hartland, WI, Newark, NY, Pflugerville, TX, Denver, CO, Round Rock, TX, Tempe, AZ, Miami Lakes, FL, and Elk Grove, IL. We conform to the NIST800-171 standard at our facilities in Oakland, CA and Tempe, AZ. We conform to the ITAR standard at our facilities in Hartland, WI, Ithaca, NY, Denver, CO, Tempe, AZ, and Newark, NY. Additionally, we conform to international standard ISO 13485 at our manufacturing facilities in Round Rock, TX and Miami Lakes, FL. If any system inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

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

The cost of complying with current and future environmental, health and safety laws applicable to our operations, or the liabilities arising from past releases of, or exposure to, hazardous substances, may result in future expenditures. Any of these developments, alone or in combination, could have an adverse effect on our business, financial condition, and results of operations.

We are subject to anti-corruption laws, trade controls, economic sanctions and similar laws and regulations. Our failure to comply with these laws and regulations could subject us to civil, criminal, and administrative penalties and harm our reputation.

We service customers located in a number of countries. Doing business with foreign customers subjects us to U.S. and other anti-corruption laws and regulations imposed by governments around the world with jurisdiction over such commerce with foreign customers, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business. Failure to comply with these anti-corruption laws and regulations could subject us to civil, criminal, and administrative penalties and harm our reputation. We are also subject to various U.S., international, and regional trade laws, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our commerce with foreign customers. We are also subject to embargoes, sanctions, and trade and export controls imposed by the U.S. and other governments restricting or prohibiting sales to or transactions with specific persons or jurisdictions or the provision of certain items, based on their classification, to certain jurisdictions or persons or for certain end use purposes. Failure to comply with these embargoes, sanctions, and trade and export controls could subject us to civil, criminal, and administrative penalties and harm our reputation. These embargoes, sanctions, and trade and export controls can change rapidly with little to no notice, and therefore, our current and future offerings could become subject to heightened restrictions, which could increase our compliance costs and our risks of potential non-compliance in these areas.

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

We have identified material weaknesses in our internal control over financial reporting, resulting from pervasive control deficiencies in our process level controls. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

We are required to comply with the SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we were not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until this Annual Report on Form 10-K for the fiscal year ending December 31, 2022. This assessment includes disclosure of certain material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS") Act.

As previously disclosed in our Quarterly Reports on Form 10-Q filed with the SEC during 2022, we identified material weaknesses in our internal control over financial reporting. During 2022 we implemented remediation measures related to the previously disclosed material weaknesses and concluded that these have been remediated.

As of December 31, 2022, based on the Company’s implementation of a structured internal controls design and testing process during 2022, we have identified material weaknesses in certain components of the 2013 COSO framework, including the control environment and control activities.

•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures.
•
Management determined that the Company has design deficiencies over revenue and expenditures, specifically around (i) customer and supplier onboarding; (ii) document retention; and (iii) a lack of evidence to support control performance. Management determined that the collective ineffective controls over revenue and expenditures constitute a material weakness.

•
Management determined that the Company did not maintain effective controls over the completeness, existence, accuracy, and presentation and disclosure of the accounting for income taxes and related liabilities, including (i) quarterly and year-end income tax provision and reporting; (ii) significant transactions and business events; (iii) uncertain tax positions; (iv) the Tax Receivable Agreement liability valuation derived from our Up-C tax structure; (v) and tax related disclosures. Management determined that the ineffective controls over income tax accounting constitute a material weakness.

•
Management determined that the Company has design deficiencies over the completeness, accuracy, existence, and presentation and disclosure of inventory. Specifically, we did not maintain effective controls related to (i) validation of the inventory costing; (ii) verification of inventory existence on a timely basis; and (iii) reconciliation of inventory accounts. Management determined that the ineffective controls over inventory accounting constitute a material weakness.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The Company has a remediation plan for the identified material weaknesses that will dedicate resources and priority to accounting and finance reporting controls over revenue, expenditures, income taxes, and inventory.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness. Until these weaknesses are remediated, the Company plans to continue to perform additional analyses and other mitigating procedures to ensure that the consolidated financial statements are prepared in accordance with U.S. GAAP.

The CORE Investors have substantial influence over our management and policies, and their interests may conflict with ours or yours in the future.

CORE Industrial Partners Fund I, L.P. and CORE Industrial Partners Fund I Parallel, L.P. (the "CORE Investors") beneficially own approximately 63.1% of our Class A common stock and Class B common stock, which generally vote together as a single class on matters submitted to a vote of our stockholders, including the election of directors. As a result, the CORE Investors have the ability to influence our business and affairs through their ability to control matters generally submitted to our stockholders for approval, including the election of directors, “negative control” rights through their ownership of our common stock combined with certain supermajority voting provisions of our certificate of incorporation (our "Charter") and amended and restated bylaws (our "Bylaws"), and the provisions in the Investor Rights Agreement described below. If the other holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, unless for cause and then only upon the affirmative vote of holders of 66-2⁄3% of our outstanding Class A common stock and Class B common stock, voting as a single class.

In addition, in connection with the Business Combination, we entered into the Investor Rights Agreement with the CORE Investors which provides for an initial ten-person board of directors, consisting of nine individuals designated by the CORE Investors, and one independent director mutually agreed by the CORE Investors and Altimar Sponsor II, LLC (the "Sponsor"). The CORE Investors have certain continued nomination rights for a number of directors ranging from the majority of the board of directors to one director, while they beneficially own shares of common stock in excess of certain ownership percentage of the amount owned by the CORE Investors at the closing of the Business Combination ("Closing"), as determined in accordance with the Investor Rights Agreement. In addition, for so long as the CORE Investors beneficially own shares of common stock representing at least 5% of the amount owned by the CORE Investors at Closing, the CORE Investors will have the right to designate a person to attend meetings of our board (including any meetings of any committees thereof) in a non-voting observer capacity. See “Certain Relationships and Related Party Transactions, and Director Independence —Investor Rights Agreement” in our proxy statement for our 2023 annual meeting of stockholders which is expected to be filed with the SEC on or before May 1, 2023, for more details with respect to the Investor Rights Agreement.

The CORE Investors and their affiliates engage and will continue to engage in a broad spectrum of activities, including investments in the manufacturing and industrial industries generally, and engage and may continue to engage in the same or similar activities or related lines of business as those in which we are engaged or may engage in, directly or indirectly. In the ordinary course of their business activities, the CORE Investors and their affiliates may engage in activities in which their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or partners of ours. Our Charter provides that none of the CORE Investors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The CORE Investors and their affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, the CORE Investors and their affiliates may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

Because we are a “controlled company” for purposes of the corporate governance requirements of the NYSE, our stockholders will not have, and may never have, the protections that these corporate governance requirements are intended to provide.

Because we are a “controlled company” for purposes of the corporate governance requirements of the NYSE, we are not required to comply with the provisions requiring that a majority of our directors be independent, the compensation of our executives be determined by independent directors or nominees for election to our board of directors be selected by independent directors. If we choose to take advantage of any or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide.

Under SEC Rules, we are an “emerging growth company” and a “smaller reporting company” and the reduced SEC disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups ("JOBS") Act. As an emerging growth company, we may follow reduced disclosure requirements and do not have to make all of the disclosures that public companies that are not emerging growth companies do. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more (as adjusted for inflation); (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of the initial public offering of Fathom; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards; and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for any such new or revised accounting standards.

We may choose to take advantage of some, but not all, of the available exemptions for emerging growth companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

In order to satisfy our obligations as a public company, we have hired, and may need to hire additional qualified accounting and financial personnel with appropriate public company experience.

As a public company, we must establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. We have hired and may need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge. It may be difficult to retain such personnel, or to recruit additional qualified personnel if needed. Our existing operating expenses and operations will be impacted by the direct costs of our employment of additional accounting and financial personnel and the indirect consequences related to the diversion of management resources from research and development efforts.

The Company may be subject to securities litigation, which is expensive and could divert management attention.

Following the Business Combination, the per share price of our Class A common stock or the price per Warrant has been volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation, including class action litigation. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, and results of operations. Any adverse determination in litigation could also subject the Company to significant liabilities.

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

Risks Related to our Structure and Governance

Delaware law, our Charter and our Bylaws contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

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

•

the right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board;

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

The Charter provides that, unless Fathom consents in writing to the selection of an alternative forum, (a) any derivative action or proceeding brought on behalf of Fathom, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of Fathom to Fathom or Fathom’s stockholders, or any claim for aiding and abetting such alleged breach, (c) any action asserting a claim against Fathom or any current or former director, officer, other employee, agent or stockholder of Fathom (i) arising pursuant to any provision of the DGCL, our Charter (as it may be amended or restated) or our Bylaws or (ii) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (d) any action asserting a claim against Fathom or any current or former director, officer, other employee, agent or stockholder of Fathom governed by the internal affairs doctrine of the law of the State of Delaware shall, as to any action in the foregoing clauses (a) through (d), to the fullest extent permitted by law, be solely and exclusively brought in the Delaware Court of Chancery; provided, however, that the foregoing shall not apply to any claim arising under federal securities laws, including the Securities Act as to which the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Notwithstanding the foregoing, the provisions of Article XI of our Charter will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Further, Section 22 of the Securities Act of 1933, as amended ("Securities Act"), creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by that act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce this forum selection provision as written as to claims arising under the Securities Act.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Fathom or its directors, officers, stockholders, agents, or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Fathom may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect Fathom’s business, financial condition and results of operations and result in a diversion of the time and resources of Fathom’s management and board of directors.

Our Charter does not limit the ability of the CORE Investors to compete with us.

The CORE Investors and their affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of their business activities, the CORE Investors and their affiliates may engage in activities where their interests conflict with Fathom’s interests or those of its stockholders. Our Charter provides that none of the CORE Investors, any of their affiliates or any director who is not employed by Fathom (including any non-employee director who serves as one of its officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which Fathom operates. The CORE Investors and their affiliates also may pursue, in their capacities other than as directors of Fathom, acquisition opportunities that may be complementary to Fathom’s business, and, as a result, those acquisition opportunities may not be available to Fathom. In addition, the CORE Investors may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

We are a holding company and our only material asset is our interest in Fathom OpCo, and we are accordingly dependent upon distributions made by Fathom OpCo to pay dividends, taxes, and other expenses, including payments under the Tax Receivable Agreement ("TRA").

We are a holding company with no material assets other than our Class A common units in Fathom OpCo ("New Fathom Units") which correspond on a one-to-one basis with the outstanding shares of our Class A common stock. As a result, Fathom has no independent means of generating revenue or cash flow. Our ability to pay taxes, and other expenses, including payments under the TRA, described in Note 21 - Income Taxes within our consolidated financial statements, will depend on the financial results and cash flows of Fathom OpCo and its subsidiaries and the distributions we receive from Fathom OpCo. Deterioration in the financial condition, earnings, or cash flow of Fathom OpCo and its subsidiaries for any reason could limit or impair Fathom OpCo’s ability to pay such distributions. Additionally, to the extent that we need funds and Fathom OpCo and/or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Fathom OpCo and/or its subsidiaries are otherwise unable to provide such funds, it could materially adversely affect Fathom’s liquidity and financial condition.

Subject to the discussion below, Fathom OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of New Fathom Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Fathom OpCo. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of Fathom Holdco, LLC, dated as of December 23, 2021 (the "Fathom Operating Agreement"), Fathom OpCo is obligated to make tax distributions to holders of the New Fathom Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the TRA, which likely will be significant, and some of which will be reimbursed by Fathom OpCo (excluding payment obligations under the TRA). We intend to cause Fathom OpCo to make ordinary distributions and tax distributions to holders of New Fathom Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments by us under the TRA and dividends, if any, declared by us. However, as discussed above, Fathom OpCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Fathom OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Fathom OpCo’s or its subsidiaries’ debt agreements, or any applicable law, or that would have the effect of rendering Fathom OpCo or a subsidiary insolvent. To the extent that Fathom is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments under the TRA, which could be substantial.

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

If Fathom OpCo were treated as a corporation for U.S. federal income tax or state tax purposes, then the amount available for distribution by Fathom OpCo could be substantially reduced and the value of our common stock will likely be adversely affected.

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

Pursuant to the TRA, we will be required to make payments to Blocker TRA Parties and Exchange TRA Parties (each as defined in the Tax Receivable Agreement) for certain tax benefits we may claim and those payments will likely be substantial.

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

Payments under the TRA are our obligation not Fathom OpCo’s. The actual increase in our allocable share of Fathom OpCo’s tax basis in its assets, as well as estimating the amount and timing of any payments due to the TRA Parties based on future exchanges under the TRA, is by its nature, imprecise. For purposes of the TRA, savings in tax generally are calculated by comparing Fathom’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and assumed combined state and local income tax rate) to the amount that Fathom would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the depreciation and amortization periods that will apply to any increases in tax basis, the U.S. federal income tax rate then applicable, and the amount and timing of the recognition of Fathom’s income. While many of the factors that will determine the amount of payments that we will make under the TRA are outside of its control, we expect that the payments it will make under the TRA will be substantial. At this time, we estimate that the total amount of future tax benefit payments anticipated to be made in the future as a result of the tax basis of Fathom as of December 31, 2022 will be $35.2 million. The amount of these payments is based upon the assumptions that (i) there are no changes in future income tax rates or tax laws, (ii) Fathom is able to fully utilize tax attributes arising in connection with the Business Combination in future tax periods, and (iii) there is no acceleration of amounts due under the TRA on account of early termination.

Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be realized or deemed realized under the TRA. See "Certain Relationships and Related Transactions, and Director Independence — Tax Receivable Agreement." in our proxy statement for our 2023 annual meeting of stockholders which is expected to be filed with the SEC on or before May 1, 2023.

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

Moreover, the TRA provides that, in certain events, including a change of control, breach of a material obligation under the TRA, or Fathom’s exercise of early termination rights, Fathom’s obligations under the TRA will accelerate and Fathom will be required to make a lump-sum cash payment to the Exchange TRA Parties and the Blocker TRA Parties and other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Fathom’s future taxable income. The lump-sum payment would likely be substantial and could exceed the actual tax benefits that Fathom realizes subsequent to such payment because such payment would be calculated assuming, among other things, that Fathom would have certain tax benefits available to it and that Fathom would be able to use the potential tax benefits in future years. Assuming no material changes in the relevant tax law, we expect that if we experienced a change of control or the TRA had been terminated at December 31, 2022, the estimated lump-sum payment would be approximately $43.8 million (calculated using a discount rate equal to a per annum rate of LIBOR plus 100 basis points, applied against an undiscounted liability of approximately $78.9 million).

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

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a Warrant could be decreased, all without approval of each Warrant affected.

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

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which notice of such redemption is given. We will not redeem the Warrants unless an effective registration statement under the Securities Act covering the Class A common stock, issuable upon exercise of the Warrants is effective and a current prospectus relating to the Class A common stock, is available throughout the 30-day redemption period, except if the Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force holders thereof to (i) exercise Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holders to do so, (ii) sell Warrants at the then-current market price when such holders might otherwise wish to hold Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

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

The volatility in our stock price directly impacts the valuation of our Warrants, and the earnout shares and could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss).

The change in fair value of our Warrants and earnout shares is the result of changes in the price of our Class A common stock at each reporting period. The change in fair value of Warrants, Fathom earnout share liabilities, and Sponsor earnout share liabilities represents the mark-to-market fair value adjustments of these instruments in connection with the Business Combination. Significant changes in our stock price may adversely affect our net income (loss) in our consolidated statements of comprehensive income (loss).

Risks Relating to the Ownership of Our Common Stock

There can be no assurance that we will be able to remain in compliance with the continued listing standards of the NYSE.

On March 29, 2023, we were notified by the NYSE that the average closing price of our Class A common stock over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). Under Section 802.01C, we have a period of six months following the receipt of this notice to regain compliance with the minimum share price requirement, or until our next annual meeting of stockholders if stockholder approval is required to cure the share price non-compliance, as would be the case to effectuate a reverse stock split. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the Common Stock has (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. As required by the NYSE, we intend to timely respond to the NYSE with respect to our intent to cure the deficiency to regain compliance with the price criteria. We cannot assure you that we will be able to regain compliance with the NYSE’s share price criteria.

In addition, our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price. In either case, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50.0 million and, at the same time, the company’s stockholders’ equity is less than $50.0 million. If the company does not regain compliance within a cure period up to a maximum of 18 months, it will be subject to delisting. If any of these were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.

If we fail to satisfy the NYSE’s continued listing standards, our common stock will be subject to delisting. Delisting from the NYSE would likely have a negative effect on the liquidity and market price of our common stock, reduce the number of investors willing to hold or acquire our common stock, limit or reduce the amount of analyst coverage we receive, and impair your ability to sell or purchase our common stock when you wish to do so. In addition, a delisting from the NYSE might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE and we are not able to list our common stock on another national exchange we will not be eligible to use Form S-3 registration statements, which would delay our ability to raise funds in the future, limit the type of offerings of common stock we could undertake, and increase the expenses of any offering.

In the event of a delisting of our common stock, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum share price requirement or prevent future non-compliance with the NYSE’s listing standards. Additionally, if our common stock is not listed on, or becomes delisted from, the NYSE for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our common stock may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your common stock unless a market can be established or sustained.

Our operating results and financial condition may fluctuate on a quarterly and annual basis.

Our operating results and financial condition fluctuate from quarter-to-quarter and year-to-year and are likely to continue to vary due to a number of factors, many of which are not within our control. Both our business and the digital manufacturing industry are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:

•
the degree of market acceptance of digital manufacturing and, specifically, our services;
•
our ability to compete with competitors and new entrants into our markets;
•
the mix of offerings that we sell during any period;
•
the timing of our sales and deliveries of our offerings to customers;
•
the geographic distribution of our sales;
•
changes in our pricing policies or those of our competitors, including our response to price competition;

•
changes in the amount that we spend to develop and manufacture new technologies;
•
changes in the amounts that we spend to promote our services;
•
expenses and/or liabilities resulting from litigation;
•
delays between our expenditures to develop and market new or enhanced solutions and the generation of revenue from those solutions;
•
unforeseen liabilities or difficulties in integrating our acquisitions or newly acquired businesses;
•
disruptions to our information technology systems;
•
general economic and industry conditions that affect customer demand;
•
the impact of the COVID-19 pandemic on our customers, suppliers, manufacturers, and operations; and
•
changes in accounting rules and tax laws.

In addition, our revenues and operating results may fluctuate from quarter-to-quarter and year-to-year due to our sales cycle and seasonality among our customers. Generally, our digital manufacturing solutions are subject to the adoption and capital expenditure cycles of our customers. Additionally, for our more complex solutions, which may require additional facilities investment, potential customers may spend a substantial amount of time performing internal assessments prior to making a purchase decision. This may cause us to devote significant effort in advance of a potential sale without any guarantee of receiving any related revenues. As a result, revenues and operating results for future periods are difficult to predict with any significant degree of certainty, which could lead to adverse effects on our inventory levels and overall financial condition.

Due to the foregoing factors, and the other risks discussed in this Part I, Item 1A: “Risk Factors” and elsewhere in this Annual Report, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

Our stock price has been and may continue to be volatile or may decline regardless of our operating performance.

You may lose some or all of your investment. The trading price of our common stock has been and may continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those described in this “Risk Factors” section and the following:

•
the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•
our operating and financial performance and prospects;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
conditions that impact demand for our services;
•
future announcements concerning our business, our customers’ businesses, or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•
the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act or a “smaller reporting company” under SEC rules;
•
the size of our public float;
•
coverage by or changes in financial estimates by securities or industry analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations which adversely affect the manufacturing industry generally or the digital manufacturing industry or Fathom specifically;
•
changes in accounting standards, policies, guidance, interpretations, or principles;
•
changes in our senior management or key personnel;
•
issuances, exchanges, or sales, or expected issuances, exchanges, or sales of our capital stock;
•
changes in our dividend policy;

•
adverse resolution of new or pending litigation against us; and
•
changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including those resulting from government policies, interest rate changes, pandemics, natural disasters, terrorist attacks, acts of war or other military conflicts, and responses to such events.

Furthermore, the trading price of our Class A common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price.

These broad market, industry and other factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock continues to be low. As a result, you may suffer a loss on your investment.

If securities or industry analysts publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that third-party securities analysts publish about us and the industry in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors or publish inaccurate research or reports, the price of our common stock would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Hartland, Wisconsin. We currently use approximately 450,000 square feet of manufacturing capacity across 12 facilities located throughout the U.S., including Texas, Florida, Arizona, Colorado, California, Wisconsin, Minnesota, New York and Illinois. With the exception of our Minnesota and Illinois locations, which we own, all of our facilities are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 16 “Leases” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

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

Holders of Record

As of April 4, 2022, there were 32 holders of record of Class A common stock and 2 holders of record of Class B common stock. Such numbers do not include beneficial owners holding our securities through nominee names. Our Class B common stock is not registered and we do not intend to list the Class B common stock on any exchange or stock market.

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

Overview

Fathom Digital Manufacturing Corporation was incorporated in Delaware in December 2021. However, our roots stretch back over 35 years with the founding of several of our subsidiaries. The terms “Fathom”, the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

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

We continue to invest significantly in the enhancement and expansion of our technologies, processes, and capabilities with the aim of better serving the needs of a broader set of customers and end-markets. As a result of our efforts described above, we have developed a loyal base of approximately 2,500 customers, including many of the most innovative companies in the world. Our customers span across a diverse range of end-markets, including, but not limited to, the aerospace, defense, technology, medical, automotive, and IoT sectors. This diverse customer base has allowed for no single customer to represent more than 7.1% and 4.4% of our revenue in 2022 and 2021, respectively.

We believe the market for our on-demand digital manufacturing services across manufacturing applications is largely unsaturated as companies continue to realize the efficiency and effectiveness of our rapid quotation system and 3D CAD driven manufacturing processes. Our market is projected to grow, fueled by demand for additive manufacturing and continuation of the trend of customers increasingly outsourcing their prototyping and low-to-medium volume production needs. We believe our position as the only on-demand digital manufacturing platform purpose-built to serve the rapid prototyping and low-to-medium volume production needs of the largest and most innovative companies, coupled with our competitive strengths, will allow us to maintain and extend our market leading position.

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

Impact of Becoming a Public Company

We have incurred additional costs associated with operating as a public company, including human resources, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act and rules adopted by the SEC require public companies to implement specified corporate governance practices that are not applicable to a private company. These additional rules and regulations have increased our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

As discussed above, the market in which we operate is projected to grow, fueled by increased demand for additive manufacturing and continuing trends in customer outsourcing of production needs. We operate in a large, fragmented, and competitive industry, competing for customers with a range of digital manufacturers, digital manufacturing brokers, and regional design bureaus. We believe we are uniquely positioned as the only full-service outsourced solution built specifically to cater to the manufacturing needs of enterprise-level corporate customers. In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

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

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Comparison of Years Ended December 31, 2022 and 2021

For the purposes of this section, the period from January 1, 2021 to December 22, 2021 is the "predecessor period", and the period from December 23, 2021 to December 31, 2021 is the 2021 "successor period". The predecessor period and the successor period collectively are referred to as the "2021 predecessor and successor periods." Amounts appearing in the remainder of this Item 7 are in 000's.

	Period From
	January 1 - December 31, 2022	December 23 - 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)

Revenue	$161,141	$4,840	$147,356
Cost of revenue	108,623	2,725	90,278
Gross profit	52,518	2,115	57,078
Operating expenses
Selling, general, and administrative	49,869	3,133	37,507
Depreciation and amortization	18,179	416	10,357
Restructuring	1,897	-	-
Goodwill impairment	1,189,518	-	-
Total operating expenses	1,259,463	3,549	47,864
Operating (loss) income	(1,206,945)	(1,434)	9,214
Interest expense and other (income) expense
Interest expense	9,015	251	13,063
Other expense	350	308	21,007
Other income	(99,160)	(35,460)	(5,174)
Total interest expense and other (income) expense, net	(89,795)	(34,901)	28,896
Net (loss) income before income tax	$(1,117,150)	$33,467	$(19,682)
Income tax benefit	(6,662)	(3)	(3,208)
Net (loss) income	$(1,110,488)	$33,470	$(16,474)
Net loss attributable to Fathom OpCo non-controlling interest	(621,903)	(968)	-
Net (loss) income attributable to controlling interest	(488,585)	34,438	-
Comprehensive income (loss):
(Loss) gain from foreign currency translation adjustments	(107)	-	113
Comprehensive (loss) income, net of tax	$(488,692)	$34,438	$(16,361)

Revenue

Revenue was $161,141 for the year ended December 31, 2022, compared to $4,840 and $147,356, for the 2021 successor and predecessor periods, respectively. The increase of $8,945, or 5.9%, was primarily driven by our 2021 acquisitions, and 1.0% organic growth.

Gross Profit

Gross profit, or revenue less cost of revenue, was $52,518, or 32.6% of revenue, for the year ended December 31, 2022, compared to $2,115 and $57,078, or 43.7% and 38.7% of revenue, for the 2021 successor and predecessor periods, respectively. The $6,675, or 11.3%, decrease was primarily driven by higher material and labor costs of $6,913 and non-recurring amortization expense of $3,241 related to inventory step-up adjustments from Business Combination purchase accounting, partially offset by the overall increase in revenues of $3,479.

Operating Expenses

Selling, general and administrative ("SG&A") expenses were $49,869 for the year ended December 31, 2022, compared to $3,133 and $37,507 for the 2021 successor and predecessor periods, respectively. The $9,229 increase in SG&A expenses was driven by higher stock based compensation expense of $4,626, primarily due to the vesting of additional options and restricted stock units granted since the Business Combination, and additional third-party costs of $11,500 related to becoming a public company, including officer’s & director’s insurance, consulting fees, audit fees, and tax fees., partially offset by decreased salary, bonuses and commissions on $5,800.

Depreciation and amortization expenses were $18,179 for the year ended December 31, 2022, compared to $416, and $10,357 for the 2021 successor and predecessor periods, respectively. The increase of $7,406, or 68.7%, was primarily driven by a full year amortization of intangible assets related to the Business Combination.

Restructuring costs of $1,897 for the year ended December 31, 2022 represents costs to consolidate our Oakland, California facility into the Hartland, Wisconsin, facility, transition our finance function to a shared-service model, and consolidated a limited number of leadership roles, as announced in our reorganization plan on July 7, 2022. There were no restructuring charges during the 2021 successor and predecessor periods.

The goodwill impairment charge of $1,189,518 for the year ended December 31, 2022, represents a write down of the carrying amount of goodwill from a decrease in the Company's fair value based upon a quantitative assessment as described in Note 8 - "Goodwill and Intangible Assets, net" to our consolidated financial statements. There was no goodwill impairment charge recorded during the 2021 successor and predecessor periods.

Operating Income (Loss)

Operating loss was $1,206,945 for the year ended December 31, 2022, compared to an operating loss of $1,434 for the 2021 successor period and an operating income of $9,214 for the 2021 predecessor period. The operating loss was primarily driven by the goodwill impairment charge described in Note 8 - "Goodwill and Intangible Assets, net" to our consolidated financial statements, as well as restructuring costs, additional stock compensation, higher amortization of intangible assets related to the Business Combination, and the inventory step-up adjustment from purchase accounting.

Interest Expense and Other Expense (Income)

Interest expense was $9,015 for the year ended December 31, 2022, compared to $251 and $13,063 for the 2021 successor and predecessor periods, respectively. The decrease in interest expense of $4,299, or 32.3%, is primarily due to lower debt for the year ended December 31, 2022 compared to the 2021 predecessor period, and lower average interest rates under the Credit Agreement as compared to the 2021 Bridge Loan.

Other expenses were $350 for the year ended December 31, 2022, compared to $308, and $21,007 for the 2021 successor and predecessor periods, respectively. The decrease in other expenses of $20,965, or 98.4%, is due to non-recurring expenses related to the acquisitions that completed in the 2021 predecessor period.

Other income was $99,160 for the year ended December 31, 2022, compared to $35,460 and $5,174 for the 2021 successor and predecessor periods, respectively. The increase in other income of $58,526, or 144.0%, represents the changes in fair value in the earnout share liabilities and the warrant liability during year ended December 31, 2022 of $66,790 and $31,120, respectively. Other income for the 2021 successor period was related to the changes in fair value in the earnout share liabilities and warrant liability of $27,260, and $8,200, respectively. Other income for the 2021 predecessor period included a change in fair value of contingent consideration and a gain on PPP loan forgiveness of $3,550 and $1,624, respectively.

Income Taxes

We recorded a tax benefit of $6,662, $3, and $3,208 for 2022, the 2021 successor period and the 2021 predecessor period, respectively. Our income tax benefit for the year ended December 31, 2022 is driven by the federal income tax at the statutory rate of $234,709 partially offset by $130,499 for the non-controlling interest impact, and $104,768 related to non-tax deductible goodwill, which is not tax deductible following our goodwill impairment charges. During the 2021 predecessor period, certain subsidiaries of Fathom OpCo which were previously held as corporations for U.S. federal tax purposes, were reorganized into flow-through entities in non-taxable transactions. As a result, deferred tax liabilities pertaining to the corporate subsidiaries were reversed as income tax benefits during the 2021 predecessor period. During the 2021 successor period, the Company was in a small taxable loss position after accounting for permanent differences on income from the change in warrant liability, earnout share liability, and sponsor earnout liability. As we have assessed that deferred tax assets in the form of net operating losses are not more likely than not to be realized, no income tax benefit was recorded from the taxable loss position.

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the closest U.S. GAAP measure, for the periods indicated:

	Period From
	January 1, 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Net income (loss)	$(1,110,488)	$33,470	$(16,474)
Acquisition expenses(1)	-	-	4,045
Transaction costs(2)	-	-	12,515
Stock compensation	7,386	-	-
Inventory step-up amortization	3,241	-	-
Goodwill impairment	1,189,518	-	-
Restructuring	1,897	-	-
Change in fair value of warrant liability (3)	(31,120)	(8,200)	-
Change in fair value of earnout share liabilities(3)	(66,790)	(27,260)	-
Change in fair value of TRA liability (3)	(600)	300	-
Integration, non-recurring, non-operating, cash, and non-cash costs(4)	4,780	215	10,538
Adjusted net income (loss)	$(2,176)	$(1,475)	$10,624

(1) Represents expenses incurred related to business acquisitions;

(2) Represents legal, consulting, and auditing costs associated with the Business Combination;

(3) Represents the income statement impacts from the change in fair value related to the Sponsor Earnout Share liability, the Fathom Earnout Share liability, the Warrant liability, and the TRA liability associated with the Business Combination.

(4) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner during the predecessor period.

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

The table below presents our Adjusted EBITDA reconciled to net income (loss), the closest U.S. GAAP measure, for the periods indicated.

	Period From
	January 1, 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Net income (loss)	$(1,110,488)	$33,470	$(16,474)
Depreciation and amortization	24,896	510	16,108
Interest expense, net	9,015	251	13,063
Income tax benefit	(6,662)	(3)	(3,208)
Acquisition expenses(1)	-	-	4,045
Transaction costs(2)	-	-	12,515
Stock compensation	7,386	-	-
Inventory step-up amortization	3,241	-	-
Goodwill impairment	1,189,518	-	-
Restructuring	1,897	-	-
Change in fair value of Warrant liability(3)	(31,120)	(8,200)	-
Change in fair value of earnout share liabilities(3)	(66,790)	(27,260)	-
Change in fair value of TRA (3)	(600)	300	-
Loss on extinguishment of debt(4)	-	-	2,031
Contingent consideration(5)	(148)	-	(3,550)
Integration, non-recurring, non-operating, cash, and non-cash costs(6)	4,780	215	10,538
Adjusted EBITDA	$24,925	$(717)	$35,068

(1) Represents expenses incurred related to business acquisitions;

(2) Represents legal, consulting, and auditing costs associated with the Business Combination.

(3) Represents the income statement impacts from the change in fair value related to the Sponsor Earnout Share liability, the Fathom Earnout Share liability, the Warrant liability, and the TRA liability associated with the Business Combination;

(4) Represents amounts paid to refinance debt in April 2021;

(5) Represents the change in fair value of contingent consideration payable to former owners of acquired businesses;

(6) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner during the predecessor period.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our Amended Credit Agreement (as defined below), the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. For the period ending December 31, 2022, the Company was in compliance with the net interest coverage covenant. We did not meet the quarterly net leverage ratio for the period ending December 31, 2022, however, the lenders provided the Company with a loan covenant waiver as of and for this quarterly period. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $10,713 in cash as of December 31, 2022. We believe our operating cash flows, together with amounts available under the Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including unanticipated regulatory developments, significant acquisitions, and competitive pressures. Our capital expenditures in 2022 of $13,189 were approximately 8.1% of annual revenue. We believe future growth capital expenditures, excluding any expenditures for buildings and maintenance capital we might purchase for our operations, are likely to be approximately 4.0% of 2023 annual revenue. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Borrowings and Lines of Credit

On December 23, 2021, the Company entered into a new Credit Agreement (the "New Credit Agreement", which included a $50,000 revolving credit facility and a $125,000 term loan. The Company's borrowings under the revolving credit facility were $37,000 at December 31, 2022. The loans obtained under these facilities will mature in December 2026.

As previously disclosed, the New Credit Agreement was amended as of November 10, 2022 (the New Credit Agreement, as so amended, the “Amended Credit Agreement” or "First Amendment"). Specifically, the Amendment (i) reduced the minimum interest coverage ratio from 3.00 to 1.0 to 2.50 to 1.0 for each fiscal quarter ending in fiscal 2023, to 2.75 to 1.0 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, with the minimum interest coverage ratio reverting back to 3.00 to 1.0 for each fiscal quarter ending on and after September 30, 2024, (ii) increased the maximum net leverage ratio to 4.50 to 1.0 for each fiscal quarter ending on September 30, 2022 through June 30, 2023, which ratio will decrease thereafter over time until it reaches 3.50 to 1.0 for each fiscal quarter ending on and after June 30, 2024, and (iii) prohibits certain restricted payments by the Company otherwise permitted by Section 6.06(g) of the Amended Credit Agreement through September 30, 2024.

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

On March 24, 2023, the Company entered into an amendment of the Amended Credit Agreement (as amended by the Second Amendment, the “Second Amended Credit Agreement" or “Second Amendment”) with the administrative agent thereof (the “Administrative Agent”) and the other lenders party thereto to modify certain financial covenants. References in this Annual Report to the “Credit Agreement” means the New Credit Agreement, the Amended Credit Agreement or the Second Amended Credit Agreement, as the context requires.

Specifically, the Second Amendment (i) suspends, through the fiscal quarter ending on December 31, 2023, applicability of the interest coverage ratio covenant, and reduces the interest coverage ratio from 2.00 to 1.00 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, from 2.25 to 1.00 for the fiscal quarter ending on September 30, 2024, from 2.50 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.00 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (ii) suspends through the fiscal quarter ending on December 31, 2023 applicability of the net leverage ratio covenant, and reduces the net leverage ratio from 5.00 to 1.00 for the fiscal quarter ending on March 31, 2024, from 4.75 to 1.00 for the fiscal quarter ending on June 30, 2024, from 4.50 to 1.00 for the fiscal quarter ending on September 30, 2024, from 4.00 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.50 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (iii) establishes a new quarterly Minimum EBITDA financial covenant of $3,100 for the three months ending on March 31, 2023, $8,750 for the six months ending on June 30, 2023, $16,750 for the nine months ending on September 30, 2023, and $24,400 for the year ending on December 31, 2023 (excluding for purposes of this covenant adjustments otherwise made pursuant to clauses (xii) through (xviii) of the definition thereof in the Second Amended Credit Agreement), (iv) establishes a new minimum Liquidity covenant (as defined in the Second Amended Credit Agreement) of at least $13,500 on the last day of any month ending on or after March 31, 2023 through and including December 31, 2024, and (v) prohibits certain investments and restricted payments by the Company otherwise permitted by Article VI of the Second Amended Credit Agreement through December 31, 2024. Under the Amended Credit Agreement the Company is subject to various financial covenants, including quarterly net leverage and interest coverage. For the period ending December 31, 2022, the Company was in compliance with the net interest coverage covenant. We did not meet the quarterly net leverage ratio for the period ending December 31, 2022, however, the lenders provided the Company with a loan covenant waiver as of and for the three months ended December 31, 2022.

In connection with the preparation and execution of the Second Amendment, the Company paid $524 in customary arranger and lender consent fees, and reasonable and documented expenses of the Administrative Agent.

The foregoing description of the Second Amendment and the Second Amended Credit Agreement is a summary and is qualified in its entirety by reference to the full text of the Second Amendment and the Second Amended Credit Agreement, which is attached to this Annual Report as Exhibit 10.7 and incorporated herein by reference.

The Company recorded deferred financing costs for 2022, and the 2021 Successor Period of $411, and $1,828, respectively. in conjunction with the Credit Agreement and the applicable principal balances are presented within Long-Term debt, net on the Company's Consolidated Balance Sheets. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be approximately $79,000 based on the Company's closing share price of $1.32 at December 31, 2022. As of December 31, 2022, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2025.

On April 4, 2023, the Tax Receivable Agreement was amended and restated by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment was (i) the technical correction of an inadvertent omission from the original Tax Receivable Agreement of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the Tax Receivable Agreement. A copy of the Amended and Restated Tax Receivable Agreement is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Cash Flow Analysis

	Period From
(dollars in thousands)	January 1, 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Net cash provided by (used in) :
Operating Activities	$3,080	$521	$7,223
Investing Activities	(13,189)	-	(76,400)
Financing Activities	572	-	70,566

Operating Activities

Net cash provided by operating activities was $3,080 for the year ended December 31, 2022, compared to $521 and $7,223 for the 2021 successor and predecessor periods, respectively. This decrease of $4,664 is primarily due to higher operating loss, and increased working capital requirements,

Investing Activities

Cash used in investing activities was $13,189 for the year ended December 31, 2022, compared to $0 and $76,400 for the 2021 successor and predecessor periods, respectively. The decrease of $63,211 was driven by a reduction of the overall cash used in acquisitions by Fathom OpCo for the 2021 predecessor period of $67,428, compared to $0 cash used for acquisitions by Fathom for the year ended December 31, 2022, partially offset by an increase in capital expenditures for the year ended December 31, 2022 of $13,189, compared to $8,972 for the 2021 successor and predecessor periods combined.

Financing Activities

Cash provided by financing activities was $572 for the year ended December 31, 2022, compared to $0 and $70,566 for the 2021 successor and predecessor periods, respectively. Proceeds provided by financing activities for the year ended December 31, 2022 came from a $10,000 draw on the revolver facility, and proceeds from issuance of common stock under our ESPP, partially offset by principal payments on our Term Loan of $3,125, tax payments for employee shares withheld in lieu of taxes of $2,976, debt financing fees of $411 related to the Amended Credit Agreement, and contingent consideration payments of $2,750. The cash provided by financing activities for the 2021 predecessor period was driven by the proceeds related to the 2021 Bridge Loan of $183,500, partially offset by payments on the 2021 Term Loan and extinguishment of the 2020 credit facilities of $104,091.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. See Note 2—Significant Accounting Policies in the accompanying notes to our consolidated financial statements which describes the significant accounting policies used in preparation of the consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

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

The acquisition method of accounting requires us to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities related to uncertain tax positions and contingencies. We must also refine these estimates over a one-year measurement period, to reflect any new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair value of assets and liabilities in connection with an acquisition, these adjustments could materially impact our results of operations and financial position. Estimates and assumptions that we must make in estimating the fair value of future acquired technology, user lists and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we estimate the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed, which could materially impact our results of operations.

Goodwill and Intangible Assets

We recognize goodwill in accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"). Goodwill is the excess of cost of an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized.

As a result of sustained decreases in the Company’s publicly quoted share price, lower market multiples for a relevant peer group, and challenging macroeconomic conditions, the Company concluded during the third quarter that there were impairment indicators and conducted a quantitative goodwill impairment assessment, including additional testing of its definite-lived intangibles, and other long-lived assets as of September 30, 2022. As a result of this assessment, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $1,066,564 non-deductible, non-cash goodwill impairment charge for the three and nine months ended September 30, 2022 in our unaudited consolidated statements of comprehensive income (loss). During the fourth quarter the Company's stock price experienced an additional sustained decline, and the Company evidenced further deterioration in the macroeconomic conditions, triggering a further impairment analysis as of December 31, 2022. As a result of this assessment the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but it did result in the recognition of an additional impairment charge for the remaining goodwill of $122,954 for the quarter ended December 31, 2022, in our consolidated statements of comprehensive loss. There were no goodwill impairment charges for the 2021 Successor Period and 2021 Predecessor Period.

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

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of December 31, 2022 and December 31, 2021, no impairment charges for intangible assets have been recognized.

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

Revenue Recognition from Contracts with Customers

The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customer's ("ASC 606"). Most of the Company’s revenue has one performance obligation and is recognized on a point-in-time basis upon shipment. Over the course of 2022, we were not able to support overtime revenue recognition for customer contracts within our injection molding business and transitioned to recognizing revenue on a point in time basis upon shipment. This change in revenue recognition is immaterial to the overall financial statements in all periods included in this Form 10-K. The Company’s payments terms are consistent with industry standards and never exceed 12 months.

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 19 - Fair Value Measurement and Note 20 - Commitments and Contingencies in the accompanying notes to our consolidated financial statements for more information.

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

Shared Based Compensation

Our historical and outstanding stock-based compensation awards, including the issuances of options and other stock awards under our equity compensation plans, have typically included service-based or performance-based vesting conditions. For awards with only service-based vesting conditions, we record compensation cost for these awards using the straight-line method over the vesting period. For awards with performance-based vesting conditions, we recognize compensation cost on a tranche-by-tranche basis.

Share based compensation expense is measured based on the grant-date fair value of the share based awards and is recognized over the requisite service period of the awards. We use the Black-Scholes option pricing model to value our stock option awards. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to share based compensation expense recorded for prior period.

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

Impact of Changes in Accounting on Recent and Future Trends

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases ("Topic 842") Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASC"). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between classification of leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The Company adopted this standard and related amendments in the first quarter of 2022, using the modified retrospective approach. Using the modified retrospective approach, the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $3,122 and $8,195 of current lease liabilities and long-term lease liabilities, respectively, and $11,986 in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to future rent escalations. The cumulative change in the beginning accumulated deficit was $82 due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of comprehensive loss or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with previous lease guidance.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Altimar II was an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. Fathom is expected to remain an emerging growth company at least through the end of the 2023 and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare Fathom financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

Interest Rate Risk

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings, used to maintain liquidity and to fund our business operations and capital requirements. We have a $125.0 million term loan and a $50.0 million revolving credit facility that allows for borrowings at a variable interest rate. As of December 31, 2022 we had $37.0 million in outstanding borrowings on the revolving credit facility. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. As of December 31, 2022 and 2021, there were no interest rate swaps or other derivative instruments in place. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors.

Commodity Price Risk

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing, primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact however, as of December 31, 2022 and 2021 we had no derivative financial instruments in place.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rules 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework).

As a result of this evaluation, management has concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As an emerging growth company, the Company is not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated and financial statements will not be prevented or detected on a timely basis.

Remediated Material Weaknesses in Internal Control over Financial Reporting

Remediation of previously identified material weakness and the strengthening of our internal controls over financial reporting environment was a priority of the Company during 2022. The Company implemented and tested the design and operating effectiveness of new and existing controls related to the previously identified material weaknesses, as follows:

•
Management implemented our previously disclosed remediation plan around user access to data and applications pertaining to Information Technology General Controls (“ITGCs”) and segregation of duties at both the system and end user levels across multiple applications. The remediation plan executed included: (i) designing the internal controls around ITGCs; (ii) developing and maintaining documentation underlying ITGCs; (iii) developing enhanced risk assessment procedures and controls related to user access to data and application, changes in IT systems, and segregation of duties at both the system (pervasive) and end user levels across multiple application; (iv) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and segregation of duties over IT systems impacting financial reporting (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

During the fourth quarter of 2022, the Company completed testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, the Company has concluded the material weakness has been remediated as of December 31, 2022.

•
Management implemented our previously disclosed remediation plan for designing and maintaining controls over the determination of appropriate revenue cut-off, classification and presentation of accounts and disclosures in the financial statements. The remediation plan executed included (i) standardizing our terms and conditions, and terms of carriage with all customers; and (ii) migrating to a single quoting platform across all businesses and product lines.

During the fourth quarter of 2022, the Company completed testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, the Company has concluded the material weakness has been remediated as of December 31, 2022.

•
Management implemented our previously disclosed remediation plan for designing and maintaining an effective control environment commensurate with our financial reporting requirements, specifically related to having a sufficient number of appropriately skilled professionals. The remediation plan executed included (i) establishing an accounting and transactional shared service center at the Hartland, Wisconsin headquarters; (ii) creating additional roles across financial reporting, (iii) hiring skilled professionals across multiple functions including finance and accounting, financial reporting, human resources, and information technology with experience in the public accounting sector and public companies; and (iv) replacing outsourced or consulting roles with full time employees.

During the fourth quarter of 2022, the Company completed testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, the Company has concluded the material weakness has been remediated as of December 31, 2022.

Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2022, based on the Company’s implementation of a structured internal controls design and testing process during 2022, we continue to have material weaknesses in certain components of the 2013 COSO framework, including the control environment and control activities.

•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures.

•
Management determined that the Company has design deficiencies over revenue and expenditures, specifically around (i) customer and supplier onboarding; (ii) document retention; and (iii) a lack of evidence to support control performance. Management determined that the collective ineffective controls over revenue and expenditures constitute a material weakness.

•
Management determined that the Company did not maintain effective controls over the completeness, existence, accuracy, and presentation and disclosure of the accounting for income taxes and related liabilities, including (i) quarterly and year-end income tax provision and reporting; (ii) significant transactions and business events; (iii) uncertain tax positions; (iv) the tax receivable agreement liability valuation derived from our Up-C tax structure; (v) and tax related disclosures. Management determined that the ineffective controls over income tax accounting constitute a material weakness.

•
Management determined that the Company has design deficiencies over the completeness, accuracy, existence, and presentation and disclosure of inventory. Specifically, we did not maintain effective controls related to (i) validation of the inventory costing; (ii) consistent verification of inventory existence throughout the year basis; and (iii) reconciliation of inventory accounts. Management determined that the ineffective controls over inventory accounting constitute a material weakness.

These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Remediation Plan

The Company has a remediation plan for the identified material weaknesses that will dedicate resources and priority to accounting and finance reporting controls over revenue, expenditures, income taxes, and inventory. The remediation plan includes the implementation of companywide policies and procedures for critical accounting areas including revenue and inventory, the enhancement of our documentation retention policy and training for employees on internal controls over financial reporting.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness. Until these weaknesses are remediated, the Company plans to continue to perform additional analyses and other mitigating procedures to ensure that the consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except for the matters discussed previously, there were no other changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On April 4, 2023, the Tax Receivable Agreement was amended and restated (the “Amended and Restated Tax Receivable Agreement”) by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment and restatement was (i) the technical correction of an inadvertent omission from the original Tax Receivable Agreement of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s prior accounting for the Tax Receivable Agreement.

The Amended and Restated Tax Receivable Agreement was reviewed and approved by Fathom’s Audit Committee in accordance with Fathom’s related person transaction policy because the CORE Investors are “Related Persons” as defined under the policy and the amount of benefits potentially involved under the agreement exceeds $120,000.

The foregoing description is only a summary of certain provisions of the Amended and Restated Tax Receivable Agreement and is qualified in its entirety by reference to the Amended and Restated Tax Receivable Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information will be included in Fathom’s Proxy Statement related to its 2023 Annual Meeting of Stockholders to be filed in definitive form within 120 days after Fathom’s fiscal year end of December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference:

•
Information regarding directors of Fathom who are standing for reelection and any persons nominated to become directors of Fathom is set forth under the sections entitled “Corporate Governance” and “Proposal No. 1 – Election of Directors.”
•
Information regarding Fathom’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance – Committees of the Board – Audit Committee.”
•
Information on Fathom’s code of business ethics and conduct for directors, officers and employees is set forth in the section entitled “Corporate Governance – Code of Business Ethics and Conduct” and information on Fathom’s Corporate Governance Guidelines is set forth in the section entitled “Corporate Governance – Corporate Governance Guidelines.”

Item 11. Executive Compensation.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•
Information regarding compensation of Fathom’s named executive officers is set forth under “Executive Compensation.”
•
Information regarding compensation of Fathom’s directors is set forth under “Corporate Governance – Director Compensation Program” and “ – 2022 Director Compensation Table.”
•
The report of the Compensation Committee of Fathom’s Board is set forth under the section entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•
Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Corporate Governance—Security Ownership of Certain Beneficial Owners, Directors and Management.”
•
Information regarding Fathom’s equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•
Information regarding transactions with related persons is set forth under “Corporate Governance—Certain Relationships and Related Party Transactions.”
•
Information regarding director independence is set forth in the section entitled “Corporate Governance – Director Independence.”

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is set forth under the sections in the Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Proposal No. 2 – Ratification of Retention of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

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

2.1†

Business Combination Agreement, dated as of July 15, 2021, by and among Altimar Acquisition Corp. II, Fathom Holdco, LLC, and the other parties thereto (incorporated by reference to Annex C of the proxy statement/prospectus contained in and forming a part of Altimar II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed on November 30, 2021).

2.2†

Amendment No. 1 to Business Combination Agreement, dated as of November 16, 2021, by and among Altimar Acquisition Corp. II, Fathom Holdco, LLC, and the other parties thereto (incorporated by reference to Exhibit 2.1 to Altimar II’s Current Report on Form 8-K filed with the SEC on November 16, 2021).

3.1	Certificate of Domestication of Altimar Acquisition Corp. II (incorporated by reference to Exhibit 3.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.2	Certificate of Incorporation of Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 3.2 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
3.3	Amended and Restated Bylaws of Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 3.3 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to Fathom's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the SEC on May 16, 2022).
4.2

Warrant Agreement, dated February 4, 2021, by and between Altimar Acquisition Corp. II and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of Altimar II’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

4.3

Forfeiture and Support Agreement, dated as of July 15, 2021, by and among Altimar Sponsor II, LLC, Altimar Acquisition Corp. II, Fathom Holdco, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Altimar II with the SEC on July 19, 2021).

4.4

Amendment to the Forfeiture and Support Agreement, dated as of November 16, 2021, by and among Altimar Sponsor II, LLC, Altimar Acquisition Corp. II, Fathom Holdco, LLC, and the other parties thereto (incorporated by reference to Exhibit 10.2 to Altimar II’s Current Report on Form 8-K filed with the SEC on November 16, 2021).

10.1*	Amended and Restated Tax Receivable Agreement, dated as of April 4, 2023, by and among Fathom Digital Manufacturing Corporation, and the other parties thereto,.
10.2

Investor Rights Agreement, dated as of December 23, 2021, by and among Fathom Digital Manufacturing Corporation and the other parties thereto (incorporated by reference to Exhibit 10.2 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.3

Registration Rights Agreement, dated December as of December 23, 2021, by and among Fathom Digital Manufacturing Corporation, Altimar Sponsor II, LLC and the other parties thereto (incorporated by reference to Exhibit 10.3 to Fathom's Current Report on Form 8-K filed with the SEC on December 30, 2021.

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

10.6

First Amendment dated as of November 10, 2022 to Credit Agreement, dated as of December 23, 2021, among Fathom Guarantor, LLC, Fathom Manufacturing, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fathom’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the SEC on November 14, 2022).

10.7

Second Amendment dated as of March 24, 2023 to Credit Agreement, dated as of December 23, 2021, as amended by the First Amendment thereto dated as of November 10, 2022, among Fathom Guarantor, LLC, Fathom Manufacturing, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.1 to Fathom's Current Report on Form 8-K filed with the SEC on March 30, 2023.

10.8#

Form of Fathom Digital Manufacturing Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Annex H of the preliminary proxy statement/prospectus contained in and forming a part of Altimar II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed with the SEC on November 30, 2021).

10.9#

Form of Fathom Digital Manufacturing Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Annex I of the preliminary proxy statement/prospectus contained in and forming a part of Altimar

II’s Registration Statement on Form S-4 (File No. 333-259639), as amended by Amendment No. 3 thereto filed with the SEC on November 30, 2021).
10.10#	Form of Rollover RSU Award Agreement (incorporated by reference to Exhibit 10.8 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.11#	Form of Initial RSU Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.9 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
10.12#

Form of Employee Restricted Share Award Agreement (Business Combination Phantom Equity Settlement) (incorporated by reference to Exhibit 10.10 to Fathom's Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 8, 2022).

10.13#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
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

10.17#

Fathom Digital Manufacturing Corporation Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.14 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

10.18#	Form of Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.15 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
23.1*	Consent of Grant Thornton LLP.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Fathom Digital Manufacturing Corporation

Date: April 7, 2023	By:	/s/ Ryan Martin
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of registrant and in the capacities indicated below as of April 7, 2023.

Name	Title	Date

/s/ Ryan Martin	Director and Chief Executive Officer	April 7, 2023
Ryan Martin	(Principal Executive Officer)

/s/ Mark Frost	Chief Financial Officer	April 7, 2023
Mark Frost	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carey Chen	Director	April 7, 2023
Carey Chen

/s/ TJ Chung	Director	April 7, 2023
TJ Chung

/s/ Caralynn Nowinski Collens	Director	April 7, 2023
Caralynn Nowinski Collens

/s/ Adam DeWitt	Director	April 7, 2023
Adam DeWitt

/s/ David Fisher	Director	April 7, 2023
David Fisher

/s/ Maria Green	Director	April 7, 2023
Maria Green

/s/ Peter Leemputte	Director	April 7, 2023
Peter Leemputte

/s/ John May	Director	April 7, 2023
John May

/s/ Robert Nardelli	Director	April 7, 2023
Robert Nardelli

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Comprehensive (Loss) Income for the Periods From January 1 - December 31, 2022 and December 23 - 31, 2021 (Successor), January 1 - December 22, 2021 (Predecessor).	F-4
Consolidated Statement of Shareholders’ Equity and Redeemable Non-controlling Interest for the Year Ended December 31, 2022.	F-5
Consolidated Statement of Shareholders’ Equity and Redeemable Non-controlling Interest for the Period Ended December 31, 2021 (Successor)	F-5
Consolidated Statement of Class A Contingently Redeemable Class A Preferred Units and Members' for the Period Ended December 22, 2021 (Predecessor)	F-7
Consolidated Statements of Cash Flows for the Periods From January 1 - December 31, 2022 and December 23 - 31, 2021 (Successor), January 1 - December 22, 2021 (Predecessor).	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fathom Digital Manufacturing Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Fathom Digital Manufacturing Corporation (a Delaware corporation) and subsidiaries (the “Company” or “Successor”) as of December 31, 2022, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and redeemable non-controlling interest, and cash flows for the year ended December 31, 2022, the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and redeemable non-controlling interest, and cash flows for the period from December 23, 2021 to December 31, 2021, and the consolidated statements of comprehensive (loss) income, Class A contingently redeemable preferred units and members’ equity, and cash flows for the period from January 1, 2021 to December 22, 2021 of Fathom Holdco, LLC (a Delaware limited liability company) and subsidiaries (“Predecessor”), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, and the financial position as of December 31, 2021, and the results of its operations and cash flows for the period from December 23, 2021 to December 31, 2021 (Successor) and the results of its operations and cash flows for the period from January 1, 2021 to December 22, 2021 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022, due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Milwaukee, WI

April 7, 2023

Consolidated Balance Sheets

(In thousands, except share and unit amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash	$10,713	$20,357
Accounts receivable, net	28,641	25,367
Inventory	15,718	13,165
Prepaid expenses and other current assets	3,588	1,836
Total current assets	58,660	60,725
Property and equipment, net	47,703	44,527
Right-of-use operating lease assets, net	10,312	-
Right-of-use financing lease assets, net	2,253	-
Intangible assets, net	251,412	269,622
Goodwill	-	1,189,464
Other non-current assets	175	2,036
Total assets	$370,515	$1,566,374
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(1)	7,982	9,409
Accrued expenses	8,176	5,957
Current operating lease liability	2,174	-
Current finance lease liability	200	-
Other current liabilities	4,128	2,058
Contingent consideration	700	2,748
Current portion of debt, net	42,744	29,697
Total current liabilities	66,104	49,869
Long-term debt, net	114,327	120,491
Fathom earnout shares liability	5,960	64,300
Sponsor earnout shares liability	930	9,380
Warrant liability	2,780	33,900
Payable to related parties pursuant to the tax receivable agreement (includes $4,000 and $4,600 at fair value, respectively)	25,360	4,600
Long-term contingent consideration	-	850
Noncurrent operating lease liability	8,958	-
Noncurrent finance lease liability	2,125	-
Deferred tax liability	-	17,570
Other noncurrent liabilities	-	4,655
Total liabilities	226,544	305,615
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	92,207	841,982
Shareholders' and Members' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; issued and outstanding 65,808,764 and 50,785,656 shares as of December 31, 2022 and December 31, 2021, respectively	7	5
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; issued and outstanding 70,153,051 and 84,294,971 shares as of December 31, 2022 and December 31, 2021, respectively	7	8
Class C common stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in-capital	587,941	466,345
Accumulated other comprehensive loss	(107)	-
Accumulated deficit	(536,084)	(47,581)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	51,764	418,777
Total Liabilities, Shareholders’ Equity, Members' Equity, and Redeemable Non-Controlling Interest	$370,515	$1,566,374

(1) Inclusive of accounts payable to related parties of $1,007 and $1,246 as of December 31, 2022, and December 31, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except units, shares, per unit, and per share amounts)

	Period From
	January 1 - December 31, 2022	December 23 - 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)

Revenue	$161,141	$4,840	$147,356
Cost of revenue (1) (2)	108,623	2,725	90,278
Gross profit	52,518	2,115	57,078
Operating expenses
Selling, general, and administrative (3)	49,869	3,133	37,507
Depreciation and amortization	18,179	416	10,357
Restructuring	1,897	-	-
Goodwill impairment	1,189,518	-	-
Total operating expenses	1,259,463	3,549	47,864
Operating (loss) income	(1,206,945)	(1,434)	9,214
Interest expense and other (income) expense
Interest expense	9,015	251	13,063
Other expense	350	308	21,007
Other income	(99,160)	(35,460)	(5,174)
Total interest expense and other (income) expense, net	(89,795)	(34,901)	28,896
Net (loss) income before income tax	$(1,117,150)	$33,467	$(19,682)
Income tax benefit	(6,662)	(3)	(3,208)
Net (loss) income	$(1,110,488)	$33,470	$(16,474)
Net loss attributable to Fathom OpCo non-controlling interest (Note 15)	(621,903)	(968)	-
Net (loss) income attributable to controlling interest	(488,585)	34,438	-
Comprehensive income (loss):
(Loss) gain from foreign currency translation adjustments	(107)	-	113
Comprehensive (loss) income, net of tax	$(488,692)	$34,438	$(16,361)
Earnings per Share:
Net loss per unit attributable to Class A and Class B common unit holders (4)
Basic and Diluted			$(3.33)
Weighted average Class A and Class B units outstanding
Basic and Diluted			7,723,592
Net (loss) income per share attributable to shares of Class A common stock
Basic	$(8.46)	$0.68
Diluted	$(8.46)	$0.25
Weighted average shares outstanding
Basic	57,766,682	50,785,656
Diluted	57,766,682	135,839,973

(1)
Inclusive of $6,716, $94, and $5,751 of depreciation and amortization for the periods January 1 - December 31, 2022, December 23 - 31, 2021, and January 1 - December 22, 2021, respectively.
(2)
Inclusive of $9,120, $700, and $9,165, of cost of revenue related to inventory purchases from a related party for the periods January 1 - December 31, 2022, December 23 - 31, 2021, and January 1 - December 22, 2021, respectively. See Note 17.
(3)
Inclusive of $85, $0, and $1,723, of management fees incurred to a related party for the periods January 1 - December 31, 2022, December 23 - 31, 2021, and January 1 - December 22, 2021, respectively. See Note 17.
(4)
Basic and diluted net loss per unit amounts are the same for both Class A common units and Class B common units. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2022	50,785,656	$5	84,294,971	$8	$466,345	$(47,581)	$-	$418,777	$841,982
Equity based compensation	-	-	-	-	7,386	-	-	7,386	-
Adoption of ASC 842	-	-	-	-	-	82	-	82	-
Net loss	-	-	-	-	-	(488,585)	-	(488,585)	(621,903)
Other comprehensive loss	-	-	-	-	-	-	(107)	(107)	-
Vesting of restricted shares, net of tax withholding	746,941	1	-	-	(2,976)	-	-	(2,975)	-
Issuance of Class A common stock under Employee Share Purchase Plan	134,247	-	-	-	150	-	-	150	-
Exchange of Class B common stock and Fathom OpCo units	14,141,920	1	(14,141,920)	(1)	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	127,872	-	-	127,872	(127,872)
TRA liability on capital transactions	-	-	-	-	(21,360)	-	-	(21,360)	-
Tax impact of exchange of Class B common stock and Fathom OpCo units	-	-	-	-	10,524	-	-	10,524	-
Balance at December 31, 2022	65,808,764	$7	70,153,051	$7	$587,941	$(536,084)	$(107)	$51,764	$92,207

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity Attributable to Fathom	Redeemable Non-Controlling Interest
Balance at December 23, 2021	50,785,656	$5	84,294,971	$8	$466,206	$(82,019)	$384,200	$842,950
Equity based compensation	-	-	-	-	139	-	139	-
Net income	-	-	-	-	-	34,438	34,438	(968)
Balance at December 31, 2021	50,785,656	$5	84,294,971	$8	$466,345	$(47,581)	$418,777	$841,982

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Class A Contingently Redeemable Preferred Units and Members' Equity (Predecessor)

(In thousands, except unit amounts)

	Class A Contingently Redeemable Preferred Equity		Class A Common Units		Class B Common Units
Predecessor	Number of Units	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	1,167,418	$54,105	5,480,611	$35,869	2,242,981	$14,450	$(14,232)	$(68)	$36,019
Share based compensation	-	-	-	2,649	-	-	-	-	2,649
Net loss	-	-	-	-	-	-	(16,474)	-	(16,474)
Foreign currency translation adjustment	-	-	-	-	-	-	-	113	113
Balance at December 22, 2021	1,167,418	$54,105	5,480,611	$38,518	2,242,981	$14,450	$(30,706)	$45	$22,307

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Period From
	January 1 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Cash Flows from Operating Activities
Net (loss) income	$(488,585)	$34,438	$(16,474)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	24,896	510	16,108
Amortization of inventory step-up	3,241	-	-
Goodwill impairment	1,189,518	-	-
(Gain) loss on disposal of property and equipment	(197)	-	307
Loss on extinguishment of debt	-	-	2,031
Foreign currency translation adjustment	-	-	113
Gain on PPP forgiveness	-	-	(1,624)
Share-based compensation	7,386	139	2,649
Noncash lease expense, net	1,065	-	-
Deferred taxes	(6,417)	(3)	-
Bad debt expense	513	-	373
Non-controlling interest share of Fathom OpCo Net Loss	(621,903)	(968)	-
Change in fair value of Fathom earnout shares liability	(58,340)	(23,860)	(3,550)
Change in fair value of Sponsor earnout shares liability	(8,450)	(3,400)	-
Change in fair value of warrant liability	(31,120)	(8,200)
Change in fair value of tax receivable agreement	(600)	300	-
Change in fair value of contingent consideration	(148)	-	-
Amortization of debt financing costs	420	16	3,126
Changes in operating assets and liabilities that provided cash:
Accounts receivable	(4,182)	(356)	(5,404)
Inventory	(5,794)	(340)	(961)
Prepaid expenses and other assets	1,351	1,249	(2,937)
Accounts payable	(1,167)	(100)	9,541
Accrued liabilities and other	1,593	1,096	3,925
Net cash provided by operating activities	3,080	521	7,223

Cash Flows from Investing Activities
Purchase of property and equipment	(13,189)	-	(8,972)
Cash used for acquisitions, net of cash acquired	-	-	(67,428)
Net cash used in investing activities	(13,189)	-	(76,400)

Cash Flows from Financing Activities
Proceeds from term loan	-	-	183,500
Proceeds from revolving credit facility, net	10,000	-	-
Payments on debt	(3,125)	-	(104,091)
Payments on finance leases	(316)	-	-
Tax payment for shares withheld in lieu of taxes	(2,976)	-	-
Payment of debt issuance costs	(411)	-	(3,259)
Proceeds from issuance of common stock under ESPP	150	-	-
Payments for contingent consideration	(2,750)	-	(5,584)
Net cash provided by financing activities	572	-	70,566

Effect of exchange rate changes on cash, and cash equivalents	(107)	-	-

Net increase (decrease) in cash	(9,644)	521	1,389

Cash, beginning of period	20,357	19,836	8,188
Cash, end of period	$10,713	$20,357	$9,577

Supplemental Cash Flows Information:
Cash paid for interest	$5,714	$700	$9,436
Cash paid for taxes	98	-	62
Cash paid to related parties (Note 17)	9,120	700	11,252

Significant non-cash transactions:
Property and equipment noncash transaction	$1,485	-	-
Initial recognition of contingent consideration for acquisitions	-	-	1,295
Right-of-use assets acquired through lease liabilities	11,986	-	-

The accompanying notes are an integral part of these consolidated financial statements.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements comprise the financial statements of Fathom and its controlled subsidiaries for the fiscal year period from January 1, 2022 to December 31, 2022, the financial statements of Fathom and its controlled subsidiaries for the nine-day period from December 23, 2021 to December 31, 2021 (the "2021 Successor Period"), and the financial statements of Fathom OpCo and its controlled subsidiaries for the period from January 1, 2021 to December 22, 2021 (the "2021 Predecessor Period").

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

Income Taxes

The Company accounts for income taxes and related accounts using the asset/liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Under ASC 740, the Company accrues income taxes payable or refundable and recognizes deferred tax assets and liabilities based on differences between U.S. GAAP and tax bases of assets and liabilities. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse and recognizes the effect of a change in enacted rates in the period of enactment. A valuation allowance is established if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. See Note 9 “Income Taxes,” of these Notes to Consolidated Financial Statements for further discussion.

Credit Risk, Major Customers, and Suppliers

The Company extends trade credit to its customers on terms that are generally practiced in the industry. During 2022, the 2021 Predecessor Period, and 2021 Successor Period the Company did not have any customers or suppliers that comprised a significant percentage of the Company’s operations. The Company maintains its cash balances within accounts at financial institutions backed by the Federal Deposit Insurance Corporation with some balances being in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances

Trade Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for the remaining accounts receivable that have not been specifically assessed based on historical loss experience as well as geographic and general economic conditions. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. The allowance for doubtful accounts on accounts receivable balances was $876 as of December 31, 2022, and $1,150 as of December 31, 2021.

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

Goodwill is tested for impairment annually as of the first day of the fourth quarter, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An impairment charge for goodwill is recognized only when the estimated fair value of a reporting unit, including goodwill, is less than its carrying amount. The impairment test requires the comparison of the fair value for the Company, our sole reporting unit, with its carrying amount, including goodwill. In performing the impairment test, the Company determined the fair value of its reporting unit using an equal allocation between the discounted cash flow ("DCF") method under the income approach and the public company guideline method under the market approach. The significant assumptions used in the valuation include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple, which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the digital manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable.

Goodwill impairment expense of $1,189,518, $0 and $0 was incurred for 2022, the 2021 Successor period, and the 2021 Predecessor period, respectively.

Intangible Assets

Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During 2022, the 2021 Successor Period, and the 2021 Predecessor Period there were no impairments of intangible assets.

New Fathom Units

In conjunction with the Business Combination, Fathom OpCo restructured its classes of members' units whereby, subsequent to the Business Combination, Fathom OpCo's equity consists solely of Class A common units (the "New Fathom Units"). Prior to the Business Combination, Fathom OpCo's members' equity consisted of Class A common units and Class B common units. See Note 14 for further information.

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

Since both the Public Warrants and Private Placement Warrants are liability-classified, the Warrants are required to be recorded at fair value on the date of issuance and each balance sheet date thereafter. Changes in the fair value of the Warrants are recognized as a non-cash gain or loss on the consolidated statement of comprehensive income (loss). The fair value of the Public Warrants was determined using the closing price of the Public Warrants as of December 31, 2022, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. See Note 11 and Note 19 for further information.

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

The Fathom Earnout Shares were issued as part of the Business Combination and are accounted for as contingent consideration, and thus purchase consideration, and classified as a liability. This classification requires the Company to re-measure the Fathom Earnout Shares at fair value with each reporting date. See Note 3 for further information.

Sponsor Earnout Shares

Prior to Altimar II's initial public offering, Altimar II Sponsor, LLC (the "Sponsor") received 8,625,000 Class B Ordinary Shares ("Founder Shares") of the Company in exchange for an investment of $25.

In conjunction with the Business Combination, the holders of the Founder Shares forfeited 2,587,500 Founder Shares and received 1,267,500 shares of Class A common stock, (the "Sponsor Earnout Shares" and, together with the Fathom Earnout Shares, the "Earnout Shares") which vest only if the stock price of the Company reaches $12.50 for any 20 days within a consecutive 30-trading-day period. The remaining 4,770,000 Founder Shares were cancelled and replaced with 4,770,000 shares of Class A common stock of the Company which are recorded as equity in the Company's consolidated balance sheet as of December 31, 2022, and December 31, 2021.

The Company classifies the Sponsor Earnout Shares as a liability measured at fair value upon the consummation of the Business Combination, the date of issuance, and each subsequent reporting date. The Sponsor Earnout Shares were not included as part of the consideration transferred in the Business Combination since the Sponsor Earnout Shares do not represent payments to any of the sellers in the Business Combination.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the Company’s non-controlling interest in consolidated subsidiaries which are not attributable, directly or indirectly, to the controlling Class A common stock ownership of the Company. The Company's comprehensive income (loss) in 2022 and in the 2021 Successor Period is reduced by the portion of Fathom OpCo's comprehensive loss that is attributable to noncontrolling interests.

The Company's non-controlling interest is representative of the fact that the Company directly owns 48.4% of Fathom OpCo's New Fathom Units while the holders of the non-controlling interest in Fathom OpCo hold 51.6%. Since the non-controlling interest may be redeemed for cash and redemption is considered outside of the Company's control, the non-controlling interest is recorded in temporary or "mezzanine" equity on the consolidated balance sheet as of December 31, 2022. See Note 3 and Note 14 for further information.

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

The TRA is a direct obligation of the Company, and not of its subsidiaries. Since the payments under the TRA will be made to selling shareholders of Fathom OpCo, the fair value of the TRA as of the date of the Business Combination was considered part of the consideration transferred as part of the Business Combination with Fathom OpCo. See Note 3 for further information.

Subsequent to the initial recognition of the TRA as part of the Business Combination on December 23, 2021, the TRA is recorded at fair value. Any changes in fair value of the TRA subsequent to the Business Combination are recorded as non-cash gains or losses in the Company's consolidated statement of comprehensive loss in 2022 and in the 2021 Successor Period. See Note 19 for further information.

Subsequent to the Business Combination, the Company will record additional liabilities under the TRA when Class A Units of Fathom OpCo are exchanged for Class A common stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2022, an additional TRA liability of $21,360 was established as a result of these exchanges. See Note 23 for a description of the amendment and restatement of the TRA dated as of March 27, 2023.

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

Assets and liabilities of the Company's operations in China are translated into U.S. dollars at the rate of exchange in effect at the close of the period. Income and expenses are translated at an average rate of exchange for the period. The aggregate effect of translating the financial statements is included in other comprehensive income (loss). Adjustments to 2022, the 2021 Successor Period, and the 2021 Predecessor Period, were immaterial.

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

Debt Issuance Costs

The Company incurred debt issuance costs in connection with the $125,000 Term Loan established under the New Credit Agreement, and also in entering into the Amended Credit Agreement as disclosed in Note 11. These costs are recorded as a reduction in the recorded balance of the outstanding debt. The costs are amortized over the term of the related debt and reported as a component of interest expense by using the effective interest method.

Revenue Recognition

The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customer's ("ASC 606"). Most of the Company’s revenue has one performance obligation and is recognized on a point-in-time basis upon shipment. Over the course of 2022, we were not able to support overtime revenue recognition for customer contracts within our injection molding business and transitioned to recognizing revenue on a point in time basis upon shipment. This change in revenue recognition is immaterial to the overall financial statements in all periods included in this Form 10-K. The Company’s payments terms are consistent with industry standards and never exceed 12 months. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases ("Topic 842") Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASC"). The standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and retains a distinction between classification of leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The Company adopted this standard and related amendments in the first quarter of 2022, using the modified retrospective approach. Using the modified retrospective approach, the Company determined an incremental borrowing rate at the date of adoption based on the total lease term and total minimum rental payments.

The modified retrospective approach provides a method for recording existing leases at adoption with a cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any expired or existing leases as of the effective date. The Company also elected the practical expedient to not allocate lease considerations between lease and non-lease components for real estate leases. As such, real estate lease considerations are treated as a single lease-component and accounted for accordingly. The Company excludes leases with an initial term of 12 months or less from the application of Topic 842.

Adoption of the new standard resulted in the recording of $3,122 and $8,195 of current lease liabilities and long-term lease liabilities, respectively, and $11,986 in corresponding right-of-use lease assets. The difference between the approximate value of the right-of-use lease assets and lease liabilities is attributable to future rent escalations. The cumulative change in the beginning accumulated deficit was $82 due to the adoption of Topic 842. There was no material impact on the Company’s consolidated statement of comprehensive loss or consolidated statement of cash flows. The Company’s comparative periods continue to be presented and disclosed in accordance with previous lease guidance.

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The new standard will be effective for the Company beginning January 1, 2023, and will be applied using a modified retrospective transition method. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company evaluated the impact of the new standard concluding that it will not have a material impact on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Business Combination with Fathom OpCo

On December 23, 2021, Altimar II and Fathom OpCo closed a series of transactions (collectively, the "Business Combination") pursuant to the Business Combination Agreement dated as of July 15, 2021, as amended (the "Agreement"), that resulted in the combined Company becoming a publicly traded company on the New York Stock Exchange ("NYSE") with the Company controlling Fathom OpCo in an "UP-C" structure. At the closing on December 23, 2021, Altimar II domesticated into a Delaware corporation, and the Company, Fathom Digital Manufacturing Corporation, was formed. Following the closing, the public investors, the PIPE Investors, and the Founders collectively held Class A common stock representing approximately 10.4% economic interest in Fathom OpCo, and the CORE Investors and the other Legacy Fathom Owners collectively held 89.6% of economic interest in Fathom OpCo in the form of Class A common stock. Additionally, the Company issued to the legacy Fathom owners shares of Class B common stock, which have no economic rights but entitle each holder to voting power (one vote per share). Subsequently to the closing, the Company controls Fathom OpCo and is a holding company with no assets or operations other than its equity interest in Fathom OpCo.

The Business Combination was accounted for using the acquisition method with the Company as the accounting acquirer. Under the acquisition method of accounting, the Company's assets and liabilities were recorded at carrying value, and the assets and liabilities associated with Fathom OpCo were recorded at estimated fair value as of the closing date. The excess of the purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. For accounting purposes, the acquirer is the entity that has obtained control of another entity and, thus, consummated a business combination. The determination of whether control has been obtained begins with the evaluation of whether control should be evaluated based on the variable interest or the voting interest model. If the acquiree is a variable interest entity, the primary beneficiary would be the accounting acquirer. Fathom OpCo met the definition of a variable interest entity, and the Company was determined to be the primary beneficiary and is therefore also the accounting acquirer in the Business Combination. See Note 2 and Note 22 for further information.

As a result of the Business Combination, the Company's financial statement presentation distinguishes Fathom OpCo as the "Predecessor" through the closing date. The Company is the "Successor" for periods after the closing date of December 22, 2021. Revenue and earnings from the date of the Business Combination to December 31, 2021, are shown as the "Successor" period on the consolidated statement of comprehensive income (loss). As a result of the application of the acquisition method of accounting in the Successor period, the consolidated financial statements for the Successor period are presented on a full step-up basis and are therefore not comparable to the consolidated financial statements of the Predecessor period that are not presented on the same full step-up basis.

In connection with the Business Combination, the Company incurred $19,010 of transaction expenses. These costs were recorded on the income statement of Altimar II prior to the Business Combination. Since the Predecessor period for purposes of these financial statements was deemed to be the historical results of Fathom OpCo, these transaction costs are not presented in either the Company's consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period However, these transaction costs are reflected in the accumulated deficit balance of the Company in the consolidated balance sheet as of December 31, 2021.

Also, in connection with the Business Combination, Fathom OpCo incurred $27,397 of transaction expenses. $14,882 of this amount represented contingent fees and success fees which would not have been incurred had the Business Combination not closed. The Company therefore elected an accounting policy to present these transaction costs "on-the-line" whereby the transaction costs are not recorded in either the 2021 Predecessor Period of Fathom OpCo or the 2021 Successor Period of the Company. The remaining $12,515 of transaction expenses were not contingent on the closing of the Business Combination and therefore have been reflected as period costs in the consolidated statement of comprehensive income (loss) for the 2021 Predecessor Period.

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

In conjunction with the Business Combination, the Company recognized a deferred tax liability of $17,573. The deferred tax liability was recorded on the standalone books of the Company with an offset to goodwill. The deferred tax liability is included in the other long-term liabilities caption in the table below. See Note 21 for further information.

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

During the year ended December 31, 2022, the Company made measurement period adjustments to the preliminary purchase price allocation which included: (i) a decrease to goodwill of $1,171, (ii) a decrease to accounts receivable of $395, (iii) an increase to prepaids and other current assets of $2,244, and (iv) an increase in accounts payable of $789. The measurement period adjustments were made to reflect facts and circumstances that existed as of the acquisition date and is reflected in the table below.

The following table sets forth the fair value of the assets acquired, and liabilities assumed in connection with the acquisition:

Total
Assets acquired:
Cash and cash equivalents	$9,577
Accounts receivable, net	24,615
Inventory	12,825
Prepaid expenses	4,580
Other current assets	836
Property and equipment, net	42,930
Goodwill	1,188,293
Intangible assets	270,000
Other assets	2,200
Total assets acquired	1,555,856
Liabilities assumed:	-
Accounts payable	9,019
Taxes payable	71
Accrued expenses	4,860
Current portion - long-term debt	152,000
Deferred revenue	651
Other current liabilities	4,504
Other long-term liabilities	20,531
Total liabilities assumed	191,636
Net identifiable assets acquired	$1,364,220

Goodwill represents future economic benefits arising from acquiring Fathom OpCo's equity, primarily due to its strong market position and its assembled workforce that are not individually and separately recognized as intangible assets. A portion of the Goodwill is deductible for tax purposes. Goodwill is allocated to the Company's sole reportable segment and reporting unit.

Identifiable Intangible Assets	Fair value	Useful life (in years)
Trade name	$70,000	15
Customer relationships	180,000	19
Developed software	4,300	5
Developed technology	15,700	5
	$270,000

The weighted average amortization period for the amortizable intangible assets at the date of the Business Combination is 16.9 years.

The following table presents unaudited pro forma as if the acquisition of Fathom OpCo had occurred on January 1, 2021 and for the year ended December 31, 2021, after giving effects to certain adjustments. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition been affected on January 1, 2021. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined entity may achieve as a result of the acquisition. The Company determined that the 2021 Successor Period was immaterial and therefore, not broken out separately below.

Pro Forma Information (Unaudited)

Year Ended December 31, 2021

Pro forma revenue	$162,563
Pro forma net loss	(14,088)
Pro forma net loss attributable to controlling interest	(5,297)
Pro forma net loss attributable to non-controlling interest	$(8,791)

The supplemental and unaudited pro forma net (loss) includes the following adjustments:

•
Adjustment to depreciation and amortization for the year ended December 31, 2021, of $25,759;
•
Adjustment to interest expense for the year ended December 31, 2021, of ($6,766);
•
Adjustment to stock-based compensation expense for the year ended December 31, 2021, of ($1,595); and
•
Adjustment to transaction-related costs for the year ended December 31, 2021, of ($7,984).

Note 4 - Fathom OpCo Predecessor Period Acquisitions

In the Predecessor Periods, Fathom OpCo completed a series of acquisitions that were each accounted for under the acquisition method in accordance with ASC 805.

Acquisition of Summit Tooling, Inc., and Summit Plastics, LLC:

Fathom OpCo completed an acquisition of Summit Tooling Inc. ("Summit Tooling") and Summit Plastics LLC (“Summit Plastics”, together with Summit Tooling, “Summit”) on February 1, 2021, in which it acquired 100 percent of the equity interests of Summit. In conjunction with the equity purchase, Fathom OpCo acquired the real estate in which Summit performs their operations. Summit Tooling designs and manufactures plastic injection molds and Summit Plastics provides molding of precision plastic components for a variety of industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities in manufacturing and expand its customer base of high-quality manufacturing and industrial technology companies in North America.

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

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the acquisition of Summit:

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

The amounts of revenue and net loss of Summit since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Predecessor Period are as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$6,748
Net loss	$(370)

Acquisition of Precision Process Corp.:

Fathom OpCo completed an acquisition of Precision Process Corp. ("PPC") on April 30, 2021, in which it acquired 100 percent of the membership interest of PPC. In conjunction with the equity purchase, Fathom Opco acquired the real estate in which PPC performs their operations. PPC is a manufacturing company that offers integrated engineering-to-production services, specializing in making prototype, small-run and mass production of parts and components for medical, high-tech, automotive, and metal stamping industries. The primary reason for the acquisition was to expand Fathom OpCo's capabilities into metal stamping with high-quality manufacturing and industrial technology companies in North America.

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

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$6,993
Net loss	$(34)

Acquisition of Centex Machine and Welding, Inc. and Laser Manufacturing, Inc.:

Fathom OpCo completed acquisitions of Centex Machine and Welding, Inc. ("Centex") and Laser Manufacturing, Inc. ("Laser") on April 30, 2021, in which it acquired 100 percent of the equity interests of Centex and Laser. Centex is a top tier medical device manufacturing supplier and Laser provides high precision manufacturing services, combining state of the art technology with expert craftsmanship to deliver superior products. The acquisition was completed in order to expand Fathom OpCo's high-quality manufacturing and industrial technology capabilities in North America.

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

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the acquisition of Centex and Laser:

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

The amounts of revenue and net loss of Centex and Laser since the acquisition date included in the consolidated statements of comprehensive loss for the 2021 Predecessor Period and is as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$9,642
Net loss	$(98)

Acquisition of Sureshot Precision, LLC:

Fathom OpCo completed an acquisition of Sureshot Precision, LLC (d/b/a as "Micropulse West") on April 30, 2021 in which it acquired 100 percent of the membership interest of Micropulse West. Micropulse West is a full-service specialist offering a variety of services such as wire Electrical Discharge Machine (“EDM”), ram EDM, small hole EDM, CNC and manual machining/turning, surface grinding, and inspection. The acquisition was consistent with Fathom OpCo’s mission to acquire high-quality manufacturing and industrial technology companies in North America.

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

The following table sets forth the fair values of the assets acquired, and liabilities assumed in connection with the acquisition of Micropulse West:

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

The amounts of revenue and net loss of Micropulse West since the acquisition date included in the 2021 Predecessor Period consolidated statement of comprehensive loss is as follows:

Period From January 1 - December 22, 2021 (Predecessor)
Revenue	$4,614
Net loss	$(115)

Note 5 – Revenue

The Company accounts for revenue in accordance with ASC 606. Revenue is recognized in five steps. The Company identifies the contract with the customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations, and recognizes revenue when (or as) each performance obligation is satisfied. Collectability is a required component of a valid contract. The Company assesses collectability based on a number of factors, including the customer’s past payment history and current creditworthiness. If collectability is not considered probable at inception, the Company would recognize revenue upon cash collection.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. We recognize revenue when the customer obtains control of the Company’s product, which occurs at a point in time, which is the time of shipment.

Below is a listing of the Company’s major sales product lines:

•
Additive Manufacturing - utilizes plastic and metal 3D printing technology to provide a wide variety of high-quality, precision rapid prototyping solutions and low volume production.

•
Injection Molding - uses our 3D CAD machining technology for the automated design and manufacture custom tooling and small to medium part production runs.

•
CNC Machining - delivers high-quality precision parts by way of modern machining methods to drive more outstanding results.

•
Precision Sheet Metal - produces efficient quick-turn custom sheet metal parts from prototype to mid-volume production runs.

Ancillary Product Lines

•
Urethane Casting - used during prototyping, includes finished looking parts for final tests and presentations, and low volume production.

•
Chemical Etching - provides customers the ability to quickly make complex precision parts and decorative items – beyond hard tool capability and without the cost – fabricated in dead soft or full hard material without burrs or metal distortion.

The remaining other product lines include, but are not limited to, in-house assistance, and industrial design, engineering services, finishing and assembly services, and customer crating and packaging.

Revenue by product line for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period was as follows:

	Period From
	January 1 - December 22, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Revenue:
Additive Manufacturing	$14,917	$567	$17,270
Injection Molding	25,210	919	27,968
CNC Machining	58,388	1,372	41,775
Precision Sheet Metal	55,307	1,700	51,751
Ancillary Product Lines	7,319	282	8,592
Total revenue	$161,141	$4,840	$147,356

The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general, and administrative expenses.

The Company’s deferred revenue balance as of December 31, 2022, and December 31, 2021 (Successor) was $767, and $1,147, respectively. Deferred revenue is the result of billings in excess of revenue being recognized and is recorded in other current liabilities on the Company’s balance sheet.

Note 6 - Inventory

Inventory consists primarily of finished goods, raw materials, and work in process, which are recorded at the lower of cost or net realizable value, which approximates first-in, first-out (“FIFO”) cost. The Company periodically reviews its inventory for slow-moving, damaged, and discontinued items and provides allowances to reduce such items identified to their net recoverable amounts.

The Company’s inventory consisted of the following at December 31 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Finished goods	$4,201	$3,506
Raw materials	7,042	4,967
Work in process	4,742	5,368
Tooling	639	605
	16,624	14,446
Allowance for obsolescence	(906)	(1,281)
Total	$15,718	$13,165

Note 7 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2022 ,and December 31, 2021:

	December 31, 2022	December 31, 2021	Estimated Useful Life
Machinery and equipment	$39,516	$33,182	6-10
Furniture and fixtures	3,100	180	10
Computer hardware	374	499	5
Computer software	-	305	3 - 5
Property and leasehold improvements	6,839	7,180	3 - 23
Construction in progress	3,893	2,859	n/a
Auto / transportation equipment	312	454	3
Total	54,034	44,659	5
Accumulated depreciation	(6,331)	(132)
Total	$47,703	$44,527

Depreciation expense included in operating expenses for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period was $845, $60, and $700, respectively. Depreciation expense included in cost of revenues for the 2022, the 2021 Successor Period, and the 2021 Predecessor Period was $5,841, $72, and $4,873, respectively.

Note 8 – Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period were as follows:

	Jan. 1, 2021 (Predecessor)	Goodwill acquired during 2021 (Predecessor)	Dec. 22, 2021 (Predecessor)	Goodwill acquired during 2021 (Successor)	Dec. 31, 2021 (Successor)	Measurement period adjustments	Goodwill impairment	Dec. 31, 2022
Goodwill	$63,215	$19,898	$83,113	$1,189,464	$1,189,464	$54	$(1,189,518)	$-

As a result of sustained decreases in the Company’s publicly quoted share price, lower market multiples for a relevant peer group, and challenging macroeconomic conditions, the Company concluded during the third quarter that there were impairment indicators and conducted a quantitative goodwill impairment assessment, including additional testing of its definite-lived intangibles, and other long-lived assets as of September 30, 2022. As a result of this assessment, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $1,066,564 non-deductible, non-cash goodwill impairment charge for the three and nine months ended September 30, 2022 in our unaudited consolidated statements of comprehensive income (loss). During the fourth quarter the Company's stock price experienced an additional sustained decline, and the Company evidenced further deterioration in the macroeconomic conditions, triggering a further impairment analysis as of December 31, 2022. As a result of this assessment the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but it did result in the recognition of an additional impairment charge for the remaining goodwill of $122,954 for the quarter ended December 31, 2022, in our consolidated statements of comprehensive loss. There were no goodwill impairment charges for the 2021 Successor Period and 2021 Predecessor Period.

The Company estimated the fair value of the Company using an equal allocation between the discounted cash flow method under the income approach and the public company guideline method under the market approach. The significant assumptions used in the valuation include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple, which requires significant assumptions regarding the selections of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the digital manufacturing industry, recent performance, expectations of future performance and other assumptions the Company believes to be reasonable.

Intangible assets other than goodwill as of December 31, 2022, and December 31, 2021, were as follows:

	Year Ended December 31, 2022
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(4,782)	$65,218	15
Customer relationships	180,000	(9,707)	170,293	19
Developed software	4,300	(881)	3,419	5
Developed technology	15,700	(3,218)	12,482	5
Total intangible assets	$270,000	$(18,588)	$251,412

	Period Ended December 31, 2021
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(98)	$69,902	15
Customer relationships	180,000	(252)	179,748	19
Developed software	4,300	(6)	4,294	5
Developed technology	15,700	(22)	15,678	5
Total intangible assets	$270,000	$(378)	$269,622

Aggregate amortization expense related to intangible assets, excluding goodwill which is not amortized, was $18,209, $378, and $10,535, for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, respectively. There are no intangible assets, other than goodwill, with indefinite useful lives.

Estimated amortization expense for each of the next five years and thereafter:

Year ended	Total
2023	$18,140
2024	18,140
2025	18,140
2026	18,041
2027	14,140
Thereafter	164,811
Total	$251,412

Note 9 – Warrant Liability

The Company's total Warrant liability as of December 31, 2022, and December 31, 2021, is equal to the fair value of the Public Warrants plus the fair value of the Private Placement Warrants.

As of December 31, 2022, there were 8,624,320 Public Warrants outstanding. As of December 31, 2021, there were 8,625,000 Public Warrants outstanding. The Public Warrants became exercisable after February 4, 2022, or one year after the IPO of the Company (i.e., Altimar II's IPO).

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

If the Company calls the Public Warrants for redemption, as described above, the Company’s management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant agreement. The exercise price and number of shares of Class A common stocks issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

As of December 31, 2022, and December 31, 2021, there were also 9,900,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable, or salable until 30 days after the completion of the Business Combination, or January 22, 2022. Additionally, the Private Placement Warrants are exercisable on a cashless basis and non-redeemable, except as described so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The below table summarizes the number of outstanding Warrants and the fair value as of December 31, 2022. See Note 19 for further information.

	Fair Value	# of Warrants
December 31, 2022
Public Warrants	$720	8,624,320
Private Placement Warrants	$2,060	9,900,000

The below table summarizes the number of outstanding Warrants and the fair value as of December 31, 2021. See Note 19 for further information.

	Fair Value	# of Warrants
December 31, 2021
Public Warrants	$7,600	8,625,000
Private Placement Warrants	$26,300	9,900,000

Note 10 – Reorganization

In July 2022, the Company's Board of Directors approved a reorganization plan (the "Reorganization") designed to consolidate the Company’s national footprint, streamline legacy leadership, and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. Pursuant to the Reorganization, the Company intends to:

•
Consolidate its existing facility in Oakland, California into Fathom headquarters in Hartland, Wisconsin, improving utilization and reducing costs.

•
•Establish a Fathom technology center in Fremont, California that will focus on new and emerging technologies, specifically in the additive market; and

•
Consolidate leadership and other roles through a net workforce reduction of approximately 6%, create an accounting shared service organization to streamline company-wide processes and create economies of scale while pursuing additional shared-service systems in other administrative functions.

The Company has commenced workforce reductions and expects to complete these actions by the end of the second quarter of 2023. The Company has completed the relocation of its Oakland, California facility to Hartland, Wisconsin location in the fourth quarter 2022. Reorganizing charges are presented on the face of our consolidated statement of comprehensive loss as an operating expense. For the years ended December 31, 2022, and December 31, 2021, the Company has incurred costs of $1,897 and $0, respectively.

The following table summarizes activity in the liability related to the Company's reorganization plan.

Liability balance at December 31, 2021	$-
Charges	676
Payments	(264)
Liability balance at December 31, 2022	$412

The reorganization liability resides in other current liabilities within our consolidated balance sheet and as of December 31, 2022, consists of the lease termination of our Oakland, California facility for $149 and employee termination costs of $263. Cash payments are expected to be disbursed by the end of the second quarter of 2023.

On February 17, 2023, the Company committed to additional actions to continue and expand the reorganization plan. The additional actions include closing and consolidating a location in Texas, reducing the Company’s workforce by an additional 14% and prioritizing investments and operations in line with near-term revenue generation. Expected costs associated with the future actions are estimated to be $550 and will be incurred during the first and second quarters of 2023.

Note 11 – Debt

2021 Term Loan

On April 30, 2021, Fathom OpCo completed a financing transaction whereby it issued a $172,000 term loan due April 2022 (the “2021 Term Loan”) in order to finance the acquisitions of Centex, Laser, Micropulse West, and PPC, as well as to refinance the Company’s existing debt. In conjunction with the Business Combination, the Company repaid $20,000 of the 2021 Term Loan and the 2021 Term Loan was subsequently refinanced shortly after the closing of the Business Combination. The deferred financing costs are not recorded on the opening consolidated balance sheet as of December 23, 2021, as the costs were determined to have a fair value of zero.

Credit Agreement

On December 23, 2021, Fathom OpCo entered into a financing transaction, which included a $50,000 revolving credit facility and $125,000 term loan (collectively, the "New Credit Agreement"). The Company's borrowings under the revolving facility were $37,000, $27,000 as of December 31, 2022, and December 31, 2021, respectively. The loans made under these facilities will mature in December 2026. The total $152,000 proceeds from the New Credit Agreement were used to repay the 2021 Term Loan.

As previously disclosed, the New Credit Agreement was amended as of November 10, 2022 (the New Credit Agreement, as so amended, the “Amended Credit Agreement” or "First Amendment"). On March 24, 2023, the Company entered into an amendment of the Amended Credit Agreement (as amended by the Second Amendment, the “Second Amended Credit Agreement" or "Second Amendment") with the administrative agent thereof (the “Administrative Agent”) and the other lenders party thereto to modify certain financial covenants. References in these Notes to the “Credit Agreement” means the New Credit Agreement, the Amended Credit Agreement or the Second Amended Credit Agreement, as the context requires.

Specifically, the Second Amendment (i) suspends, through the fiscal quarter ending on December 31, 2023, applicability of the interest coverage ratio covenant, and reduces the interest coverage ratio from 2.00 to 1.00 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, from 2.25 to 1.00 for the fiscal quarter ending on September 30, 2024, from 2.50 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.00 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (ii) suspends through the fiscal quarter ending on December 31, 2023 applicability of the net leverage ratio covenant, and reduces the net leverage ratio from 5.00 to 1.00 for the fiscal quarter ending on March 31, 2024, from 4.75 to 1.00 for the fiscal quarter ending on June 30, 2024, from 4.50 to 1.00 for the fiscal quarter ending on September 30, 2024, from 4.00 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.50 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (iii) establishes a new quarterly Minimum EBITDA financial covenant of $3,100 for the three months ending on March 31, 2023, $8,750 for the six months ending on June 30, 2023, $16,750 for the nine months ending on September 30, 2023, and $24,400 for the year ending on December 31, 2023 (excluding for purposes of this covenant adjustments otherwise made pursuant to clauses (xii) through (xviii) of the definition thereof in the Second Amended Credit Agreement), (iv) establishes a new minimum Liquidity covenant (as defined in the Second Amended Credit Agreement) of at least $13,500 on the last day of any month ending on or after March 31, 2023 through and including December 31, 2024, and (v) prohibits certain investments and restricted payments by the Company otherwise permitted by Article VI of the Second Amended Credit Agreement through December 31, 2024. At December 31, 2022, the fair value of the Notes is $110,227. This is based on discounted cash flows, thus, this is deemed a Level 3 fair value measurement.

The Company recorded deferred financing costs of $1,828 in conjunction with the New Credit Agreement, and $411 for the Amended Credit Agreement, and the balances are presented net within current portion of long-term debt, net and long-term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

The revolving credit facility under the Credit Agreement is available for working capital and other general corporate purposes and includes a letter of credit sub-facility of up to $5,000. The Credit Agreement also includes an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loan facilities, an increase in commitments under the Credit Agreement and/or an increase in commitments under the revolving credit facility, in an aggregate amount of up to $100,000.

Under the Amended Credit Agreement the Company is subject to various financial covenants, including quarterly net leverage and interest coverage. For the period ending December 31, 2022, the Company was in compliance with the net interest coverage covenant. We did not meet the quarterly net leverage ratio for the period ending December 31, 2022, however, the lenders provided the Company with a loan covenant waiver as of and for the three months ended December 31, 2022.

The Company’s debt as of December 31, 2022, and December 31, 2021, is as follows:

	As of December 31, 2022		As of December 31, 2021
Debt Description	Interest Rate	Amount	Interest Rate	Amount
New Credit Agreement Revolver	8.20%	37,000	3.60%	27,000
New Credit Agreement Term Loan	8.43%	121,875	3.72%	125,000
Total principal long-term debt		158,875		152,000
Debt issuance costs		(1,804)		(1,812)
Total debt		157,071		150,188
Less: current portion of long-term debt		42,744		29,697
Long-term debt, net of current portion		$114,327		$120,491

The balance of the Term Loan matures as follows:

Year ended	Total
2023	$6,250
2024	9,375
2025	9,375
2026	96,875
2027	-
Thereafter	-
Total	$121,875

Interest on all debt is payable quarterly, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, was $8,882, $251, and $13,063, respectively. Included in interest expense, net on the accompanying consolidated statements of comprehensive loss is amortization of debt issuance costs of $420, $16, and $3,126, for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, respectively.

In December 2022, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $1,265, including a $35 financing fee at 6.13% annual rate, will be made between January 2023 and October 2023.

In December 2021, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $3,001, including a $35 financing fee at 2.57% annual rate, was made between January 2022 and October 2022.
Note 12 – Other income and expense, net

Other Income and expense, net is comprised of the following for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period,

	Period From
	January 1, 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Acquisition expenses	$-	$-	$4,045
Transaction expense	-	-	12,515
Loss on debt extinguishment	-	-	2,031
Loan prepayment fees	-	-	1,463
Change in fair value of TRA	-	300	-
Loss on sale of assets	24	-	307
Other	326	8	646
Other expense	350	308	21,007
Gain on sale of assets	(221)	-	-
Gain on PPP forgiveness	-	-	(1,624)
Change in fair value of Earnout Shares	(66,790)	(27,260)	-
Change in fair value of contingent consideration	(148)	-	(3,550)
Change in fair value of Warrants	(31,120)	(8,200)	-
Change in fair value of TRA	(600)	-	-
Other	(281)	-	-
Other income	(99,160)	(35,460)	(5,174)

Note 13 - Share Based Compensation

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

In connection with the closing of the Business Combination on December 23, 2021, all vested time-based phantom unit awards issued under the Company's former Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of restricted Shares of Class A common stock, issued under the 2021 Omnibus Plan. These newly issued restricted shares vested upon the Company filing an effective registration statement on Form S-8 with the SEC on April 14, 2022, subject to the continued service of the applicable recipient through such date.

Also, in connection with the closing of the Business Combination, all unvested time-based phantom unit awards issued under the Company's former Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of time-based restricted stock units issued under the 2021 Omnibus Plan. These new issued time-based restricted stock units vest based on what the remaining vest period was under the original award issued under the Combined Phantom plan immediately prior to the Business Combination.

Also, in connection with the closing of the Business Combination, all performance-based phantom unit awards issued under the Company's former Combined Phantom Plan outstanding immediately prior to the closing of the Business Combination were cancelled and replaced with grants of performance-based restricted stock units, issued under the 2021 Omnibus Plan. These newly issued performance-based restricted stock units vest when and if the CORE-affiliated limited partnerships (the "CORE Investors") meet certain "sell-down" thresholds related to the Class A Common stock held by both CORE Investors and affiliates of the CORE Investors as a result of the Business Combination and prior to any sell-downs. The sell-down thresholds are referred to as an "Investor Cumulative Sale Percentage Threshold". The performance-based awards vest in 25%, 25%, and 50% increments only when an Investor Cumulative Sale Percentage Threshold of 60%, 80%, and 95% respectively, are met. No such Investor Cumulative Sale Percentage Thresholds were reached during 2022 or the 2021 Successor Period.

In accordance with ASC 718 "Stock Compensation", both the time-based awards and the performance-based awards that were cancelled and concurrently replaced with awards issued under the 2021 Omnibus Plan are subject to modification accounting. In accordance with ASC 718, the awards are treated as if they are new awards issued as of December 23, 2021.

Share based compensation expense included in selling, general and administrative expenses totaled $7,537, $139, and $0 for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, respectively. There were no material related tax benefits for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period. As of December 31, 2022, there was $7,953 of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.73 years.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Stock Options

Generally, stock option awards vest ratably each year on the anniversary date over a three-year period, have an exercise term of 7 years, and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.

When options are granted, we calculate the fair value using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

Key assumptions used in the valuation models were as follows for the year ended December 31, 2022:

2022
Expected term (years)	4.5
Expected volatility	58.7%
Expected dividend yield	0.0%
Risk-free interest rate	1.91%
Fair value of share	$4.26

There were no options granted in 2021. The following table represents stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	-	$-	-	$-
Granted	317,091	8.71	6.17	-
Exercised	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Non-vested at December 31, 2022	317,091	$8.71	6.17	$-

Exercisable at December, 2022	-	-	-	-

The weighted average grant date fair value of options granted during 2022 was $4.26.

RSU's

RSUs are subject to the continued service of the recipient through the vesting date, which is generally from issuance. Beginning December 2021, RSUs granted vest ratably each year on the anniversary date generally over a three-year period rather than at the end of the three year period. Once vested, the recipient will receive one share of common stock for each restricted stock unit. The grant-date fair value per share used for RSUs was determined using the closing price of our Common Stock on the NYSE on the date of the grant. We apply this grant-date fair value per share to the total number of shares that we anticipate will fully vest and amortize the fair value to compensation expense over the vesting period using the straight-line method.

The following table represents RSU activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2022	6,630,118	$8.21	$-
Granted	1,175,580	6.12	-
Vested	(1,197,941)	9.92	-
Forfeited	(425,420)	9.90	-
Non-vested at December 31, 2022	6,182,337	$9.28	$-

The fair value of the time-based awards issued during 2022 were valued using the closing stock price for the Company's Class A common stock on the date of grant.

The following table represents RSU activity for the 2021 Successor Period:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 23, 2021	-	$-	$-
Granted	6,630,118	8.21	-
Vested	-	-	-
Forfeited	-	-	-
Non-vested at December 31, 2022	6,630,118	$8.21	$-

The fair value of the time-based and performance-based awards issued under the 2021 Omnibus Plan were valued using the closing stock price for the Company's Class A common stock on December 23, 2021 (i.e., the grant date), less a discount for lack of marketability ("DLOM") due to certain transfer restrictions applicable to the awards.

The closing stock price at the end of business of December 23, 2021, was $10.53 and the DLOM was determined to be $2.84 per share, therefore, the fair value per award granted was determined to be $7.69 per share. The DLOM was calculated using an average of two valuation techniques; an Asian put model and a Finnerty model. The assumptions included in these models include a risk-free rate ranging from 0.07% to 0.97%, volatility ranging from 75.4% to 107.8%, and a dividend yield of 0%. The weighted average term utilized for the DLOM is 2.4 years.

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

ESPP

Our 2022 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of our common stock during each offering period at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. We determine the fair value of stock-based compensation related to our ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

Employees purchased 134,247 shares of common stock under the ESPP at an average exercise price of $1.12 during 2022. As of December 31, 2022, 1,216,559 shares remained available for future issuance under the ESPP.

We calculate the fair value of the shares under the ESPP using a Black-Scholes option valuation model. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

2022
Expected term (years)	0.5 - 2
Expected volatility	62.5%
Expected dividend yield	0.0%
Risk-free interest rate	3.00%
Fair value of share	$4.81

Note 14 –Earnings Per Share and Earnings Per Unit

Successor

Basic net loss per share is computed based on the weighted average number of common shares outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of units the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. For the purposes of the diluted earnings per share calculation, share options, warrants, time vested restricted stock, earnout shares and conversion of Fathom OpCo units are excluded from the calculation for the year ended December 31, 2021, as the inclusion would be anti-dilutive due to the losses reported in the year.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted Class A common stock outstanding during 2022 and the 2021 Successor Period.

The Company's basic earnings per share calculation is as follows:

	January 1, 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)
	Class A	Class A
Basic Earnings Per Share:
Numerator
Net (loss) income	$(1,110,488)	$33,470
Less: Net loss attributable to non-controlling interests	(621,903)	(968)
Net (loss) income attributable to Class A common stock	$(488,585)	$34,438
Denominator
Weighted average shares of Class A common stock outstanding-basic	57,766,682	50,785,656
Basic Earnings Per Share	$(8.46)	$0.68

The Company's diluted earnings per share calculation is as follows:

	January 1, 2022 - December 31, 2022	Period From December 23 - December 31, 2021 (Successor)
	Class A	Class A
Diluted Earnings Per Share:
Numerator
Net (loss) income attributable to holders of Class A common stock	$(488,585)	$33,470
Denominator
Weighted average shares of Class A common stock outstanding-basic	57,766,682	50,785,656
Effect of Dilutive Securities
Assumed exchange for shares of Class A common stock	-	85,054,317
Weighted average shares of Class A common stock outstanding-diluted	57,766,682	135,839,973
Diluted Earnings Per Share	$(8.46)	$0.25

Predecessor

Basic net loss per unit is computed based on the weighted average number of common units outstanding. Diluted net loss per unit is computed based on the weighted average number of common units outstanding, increased by the number of any additional units that would have been outstanding had any potentially dilutive common units been issued and reduced by the number of units Fathom OpCo could have repurchased from the proceeds from issuance of the potentially dilutive units. Fathom OpCo had no dilutive instruments outstanding as of December 22, 2021 (Predecessor). As a result, basic and diluted earnings per unit are the same as of December 22, 2021 (Predecessor).

Fathom OpCo's Class A common units and Class B common units participate equally in Fathom OpCo's undistributed earnings. As such, Fathom OpCo’s undistributed earnings are allocated pro-rata to the Class A common units and Class B common units based on the weighted Class A common units and Class B common units outstanding as of December 22, 2021 (Predecessor) such that earnings per unit for Class A common units and Class B common units are the same in each period.

	Period From
	January 1 - December 23, 2021 (Predecessor)	January 1 - December 23, 2021 (Predecessor)
	Class A	Class B
Basic and Diluted Earnings Per Unit:
Numerator
Net loss	$(11,690)	$(4,784)
Less: annual dividends on redeemable preferred units	(6,582)	(2,694)
Net (loss) attributable to common unitholders	$(18,272)	$(7,478)
Denominator
Weighted-average units used to compute basic earnings per unit	5,480,611	2,242,981
Basic and Diluted Earnings Per Unit	$(3.33)	$(3.33)

Note 15 – Shareholders’ Equity, Noncontrolling Interest, and Members' Equity

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

As of December 31, 2022, the Company had no outstanding shares of preferred stock, 65,741,037 outstanding shares of Class A common stock, 70,153,051 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

Shares of Class A common stock are entitled to economic rights and one vote per share. Shares of Class B common stock have no economic rights and one vote per share. The number of shares of Class B common stock is equal to the number of New Fathom Units held by the continuing Fathom Owners (as defined below). The New Fathom Units owned by the legacy pre-Business Combination owners (the "Continuing Fathom Unitholders") of Fathom OpCo are exchangeable on a one-for-one basis for shares of Class A common stock (with corresponding surrender of an equal number of shares of Class B common stock for cancellation by the Company). The Company and Fathom OpCo also have the option to redeem the class A units for cash in lieu of shares of Class A common stock. Due to the potential that the Class A units of Fathom OpCo may be redeemed for cash and the redemption is considered outside of the control of the Company, the Company has accounted for the non-controlling interest in Fathom OpCo within temporary or "mezzanine" equity on the Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021.

The Company's shares of Class C common stock have identical rights to shares of the Company's Class A common stock. However, there are no outstanding shares of Class C common stock as of December 31, 2022, and December 31, 2021. Further, the Company's certificate of incorporation prohibits any future issuance of shares of Class C common stock.

The Company's shares of preferred stock are authorized but unissued as of December 31, 2022, and December 31, 2021. The Company, acting without shareholder approval, may approve the issuance of one of more series of such preferred shares. In connection with such approval, the Company will approve a "Certificate of Designation" that will set forth the terms of the series of preferred stock, including terms such as dividends and redemption rights.

Due to the New Fathom Units held by parties other than the Company, upon the closing of the Business Combination, the Company recorded a non-controlling interest at fair value, which was $842,850. The non-controlling interest is reflective of the fact that the Company owned a 37.6% economic interest in Fathom OpCo whereas the Continuing Fathom Unitholders hold the remaining 62.4% economic interest in Fathom OpCo.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for 2022, and the 2021 Successor Period.

	January 1 - December 31, 2022	December 23 - December 31, 2021 (Successor)
Fathom OpCo comprehensive loss	$(1,110,488)	$(1,551)
Noncontrolling interest percentage	51.6%	64.2%
Comprehensive loss attributable to noncontrolling interest	$(621,903)	$(968)

Note 16 - Leases

The Company leases certain manufacturing facilities, office space, and equipment and determines if an arrangement is a lease at inception. Amounts associated with operating leases and financing leases are included in right-of-use lease assets (“ROU assets”), current lease liabilities and long-term lease liabilities in the Company's consolidated balance sheet.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of Topic 842, we combine lease and non-lease components.

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

	Balance Sheet Location	December 31, 2022
Assets
Operating	Prepaid expenses and other current assets	$143
Operating	Right-of-use operating lease assets, net	10,312
Financing	Right-of-use financing lease assets, net	2,253
Total lease assets		$12,708
Liabilities
Current
Operating	Current operating lease liability	$2,174
Financing	Current financing lease liability	200
Non-Current
Operating	Long-term operating lease liability	8,958
Financing	Long-term financing lease liability	2,125
Total lease liability		$13,457

The following table sets forth our lease costs included in our consolidated statement of comprehensive (loss) income:

Year Ended
December 31, 2022
Operating lease cost	$3,295
Short-term lease cost	13
Financing lease cost:
Amortization of ROU assets	218
Interest on lease liabilities	136
Sublease income	(137)
Total lease costs	$3,525

December 31, 2022
Weighted-average remaining lease term (years)
Operating	6.6
Financing	8.1
Weighted-average discount rate
Operating	6.0%
Financing	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
2023	$2,729	$326	$3,055
2024	2,469	335	2,804
2025	2,092	345	2,437
2026	1,634	356	1,990
2027	1,428	366	1,794
Thereafter	3,807	1,200	5,007
Total future lease payments	14,159	2,928	17,087
Less: Discount	3,027	603	3,630
Present value of lease liability	$11,132	$2,325	$13,457

Disclosures related to period prior to adoption of the Topic 842

Operating lease rent expense was $53 and $2,226 for the 2021 Successor Period, and 2021 Predecessor Period, respectively.

As of December 31, 2021, future minimum lease payment obligations were as follows:

Year ended	Total
2022	$3,212
2023	3,027
2024	1,959
2025	1,253
2026	443
Thereafter	328
Total future lease payments	$10,222

Note 17 - Related Party Transactions

Affiliate Purchases

For the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, certain employees of the Company had a non-controlling ownership interest in an affiliated entity, Fathom Precision International Ltd., which supplies services to the Company. Purchases from such affiliate totaled $9,120, $700, and $9,165 for the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, respectively.

Management Fees

MCT Holdings and Incodema Holdings entered into a management services agreement with an entity related through common ownership to the majority member in August 2018 and July 2020, respectively. For the year ended December 31, 2022, the 2021 Successor Period, and the 2021 Predecessor Period, the Company incurred expenses related to such management fees of approximately $85, $0, and $1,723, respectively. This agreement terminated in connection with the closing of the Business Combination.

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
•
Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,000	$4,000
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	930	930
Fathom Earnout Shares Liability	-	-	5,960	5,960
Warrant liability – Public Warrants	720	-	-	720
Warrant liability – Private Placement Warrants	-	-	2,060	2,060
	$720	$-	$13,650	$14,370

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,600	$4,600
Fathom OpCo acquisitions contingent consideration	-	-	3,598	3,598
Sponsor Earnout Shares Liability	-	-	9,380	9,380
Fathom Earnout Shares Liability	-	-	64,300	64,300
Warrant liability – Public Warrants	7,600	-	-	7,600
Warrant liability – Private Placement Warrants	-	-	26,300	26,300
	$7,600	$-	$108,178	$115,778

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements.

	Level 3 Liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2021	$4,600	$3,598	$9,380	$64,300	$26,300	$108,178
Payments	-	(2,750)	-	-	-	$(2,750)
Net (gain) loss (1)	(600)	(148)	(8,450)	(58,340)	(24,240)	$(91,778)
Ending balance at December 31, 2022	$4,000	$700	$930	$5,960	$2,060	$13,650

(1) Net gains on changes in recurring level 3 fair value measurements are recognized in other income and net losses on change in recurring level 3 fair value measurements are recognized in other expense in our consolidated statement of comprehensive loss.

Tax Receivable Agreement

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 17, existing non-controlling interest percentage of 52.0%, initial amortization deductions of $46,100, $48,900 of taxable income forecast by 2032, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of December 31, 2022 of $1.32, volatility of 84.2%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt range from 7.3% to 10.2%

Legacy Fathom OpCo Acquisitions Contingent Consideration

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

Earnout Shares Liability

The Earnout Shares are accounted for as liabilities in the Company's consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of 3.98 years, a risk-free rate of 4.11%, operating asset volatility of 78.6%, and equity volatility of 98.0%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrants

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying consolidated balance sheet as of December 31, 2022, and December 31, 2021. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of operations.

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

The key inputs to the valuation of the Public Warrants include an expected term of 3.98 years, a strike price of $11.50, an assumption that the warrants can be early redeemed when the price of the Company's Class A common stock exceeds $18.00 for any 20 trading days within a 30-day trading period, and the warrants are assumed to remain outstanding until maturity unless they are redeemed early.

The Private Placement warrants are valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 77.5% based on the publicly traded per share price of the Company's Class A common stock as of December 31, 2022. Other key inputs into the valuation include a term of 3.98 years, a strike price of $11.50 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

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

Note 20 – Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the consolidated balance sheet of the Company.

Note 21 – Income Taxes

Following the Business Combination in 2021, the Company is a U.S. C-corporation which wholly owns two entities taxed as corporations. Each of the Company and its corporate subsidiaries have an ownership interest in Fathom OpCo and are subject to U.S. federal and state income taxes with respect to their allocable share of taxable income of Fathom OpCo as well as any standalone taxable income or loss generated at the corporation level. All business operations are held within Fathom OpCo and its subsidiaries. Fathom OpCo and its subsidiaries are treated as flow-through entities for federal and substantially all state income tax purposes and therefore are not subject to entity level taxes in most jurisdictions.

As of December 31, 2022, tax years 2019 through 2022 remain open and subject to examination by the Internal Revenue Service and the majority of the states where Fathom OpCo has activities. Upon audit, tax authorities may challenge tax positions of the Company or Fathom OpCo. A tax position successfully challenged by a taxing authority could result in an adjustment to the Company’s provision for income taxes in the period in which a final determination is made. As of 2022, the 2021 Successor Period, and the 2021 Predecessor Period, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Significant components of the Company’s tax expense (benefit) for 2022, the 2021 Successor Period, and the 2021 Predecessor Period, are as follows:

	Period From
	January 1 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Current expense
State	$250	$-	$52
Federal	-	-	-
Subtotal	250	-	52
Deferred tax benefit
State	(1,564)	(1)	(297)
Federal	(5,613)	(2)	(2,963)
Subtotal	(7,177)	(3)	(3,260)
Total	$(6,927)	$(3)	$(3,208)

A reconciliation of the expected statutory federal tax and the total income tax expense (benefit) for 2022, the 2021 Successor Period, and the 2021 Predecessor Period, are as follows:

	Period From
	January 1 2022 - December 31, 2022	December 23 - December 31, 2021 (Successor)	January 1 - December 22, 2021 (Predecessor)
Federal statutory rate (21%)	$(234,709)	$7,028	$(4,133)
State income taxes, net of federal benefit	(2,910)	(38)	(245)
Pre-closing income held in flow-through entities	-	-	4,133
Change in tax status of corporate subsidiaries	-	-	(2,963)
Non-controlling interest in Fathom Holdco, LLC	130,499	222	-
Remeasurement of Fathom and Sponsor earnout shares	(14,026)	(5,724)
Remeasurement of TRA and warrant liability	(6,661)	(1,662)	-
Valuation allowance	10,369	171	-
Goodwill impairment	104,768
Other	5,743
Total	$(6,927)	$(3)	$(3,208)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities for 2022, the 2021 Successor Period, and the 2021 Predecessor Period, are as follows:

	Period Ended
	December 31, 2022	December 31, 2021 (Successor)
Deferred tax assets
Net operating losses	$2,575	$1,494
Transaction costs	680	861
Interest expense carryforwards	898	762
Stock based compensation	741	-
Investment in Fathom Holdco LLC	8,586	-
Other	7	-
Valuation allowance	(13,487)	(3,117)
Total deferred tax assets	-	-
Deferred tax liabilities
Investment in Fathom Holdco, LLC	-	(17,570)
Total deferred tax liabilities	-	(17,570)
Total net deferred tax liabilities	$-	$(17,570)

Net Operating Losses

As of December 31, 2022, the Company has federal and state net operating loss ("NOLs") carryforwards of $10,600 and $7,200, respectfully. The U.S. federal NOLs are not subject to expiration. Utilization of the federal and state net operating losses may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and equivalent state tax provisions. The annual limitations are not expected to restrict the use of any portion of the net operating losses prior to expiration. Nonetheless, the Company believes that it is more likely than not that the benefit from federal and state NOL carryforwards will not be realized.

Goodwill Impairment

A permanent tax addback adjustment was made for the book goodwill impairment expense. This book goodwill impairment expense also impacted the basis difference and resulting deferred tax impact for the Investment in Fathom Holdco LLC. Due to the significant reduction in the book basis of the investment in Fathom Holdco LLC, the temporary difference related to this investment changed from a deferred tax liability as of December 31, 2021, to a deferred tax asset as of December 31, 2022. Per the valuation allowance discussion below, a full valuation allowance has been established against this deferred tax asset at December 31, 2022.

Valuation Allowance

The Company recorded a full valuation allowance against the deferred tax assets as of December 31, 2022. The change in the valuation allowance during the 2022 period was the result of an increase in deferred tax assets and the corresponding additional valuation allowance established against the ending deferred tax asset balance. The Company does not believe it is more likely than not that its deferred tax assets will be realized and has therefore established a full valuation allowance against it deferred tax assets as of December 31, 2022.

TRA, Warrants, Fathom Earnout Shares, and Sponsor Earnout Shares

The Company entered into a TRA with members of Fathom OpCo which calls for certain payments to be made to members of Fathom OpCo on account of (i) tax savings generated at the Company related to tax attributes of the Company and Fathom OpCo acquired by the Company in the Business Combination and (ii) future exchanges of Fathom OpCo units for cash or Class A common stock of the Company (See note 2 for further information). Payments required under the TRA for units acquired in the Business Combination are not anticipated to give rise to substantial amounts of future deductible tax differences. Changes in the fair value of the TRA liability established in connection with the transactions contemplated by the Business Combination give rise to permanent differences between financial and taxable income. Payments required under the TRA for units exchanges subsequent to the business combination may give rise to substantial amounts of future deductible tax differences. TRA amounts attributable to subsequent exchanges are not remeasured to fair value. The Company's Fathom Earnout Shares liability and Sponsor Earnout Shares liability to be paid in the form of equity does not give rise to future deductible tax basis for U.S. federal income tax purposes, and accordingly, changes in the fair value of the Fathom Earnout Shares liability and the Sponsor Earnout Shares liability give rise to permanent differences between financial and taxable income. The Company’s Warrants are treated as equity instruments for U.S. federal income tax purposes, and accordingly, changes in the fair value of the Warrant liability give rise to permanent differences between financial and taxable income.

Note 22 – Variable Interest Entities

Based upon the criteria set forth in ASC 810 - Consolidation, the Company consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. The Company has determined that Fathom OpCo meets the definition of a VIE and that the Company is the primary beneficiary of Fathom OpCo beginning on the date of the Business Combination, and therefore the Company must consolidate Fathom OpCo from the date of the Business Combination.

The following table presents a summary of the total assets, liabilities, and equity of the Company’s consolidated VIE at December 31, 2022 and December 31, 2021, which is comprised solely of Fathom OpCo.

	Period Ended December 31, 2022 Fathom OpCo Standalone	Period Ended December 31, 2021 (Successor) Fathom OpCo Standalone
Total assets	$370,245	$1,566,106
Total liabilities	191,514	193,437
Total equity	178,731	1,372,669

Note 23 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Expansion of Reorganization Plan

On February 17, 2023, the Company committed to additional actions to continue and expand our reorganization plan. The additional actions include closing and consolidating a location in Texas, reducing the Company’s workforce by an additional 14% and prioritizing investments and operations in line with near-term revenue generation. Expected costs associated with the future actions are estimated to be $550 and will be incurred during the first and second quarters of 2023.

Amendment and Restatement of TRA

On April 4, 2023, the Tax Receivable Agreement was amended and restated by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment was (i) the technical correction of an inadvertent omission from the original Tax Receivable Agreement of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the Tax Receivable

Agreement. A copy of the Amended and Restated Tax Receivable Agreement is filed as Exhibit 10.1 to this Annual Report and incorporated herein by reference.

Amendment of Credit Agreement

On March 24, 2023, the Company entered into an amendment (the “Second Amendment”) to the New Credit Agreement. Specifically, the Second Amendment (i) suspends, through the fiscal quarter ending on December 31, 2023, applicability of the interest coverage ratio covenant, and reduces the interest coverage ratio from 2.00 to 1.00 for the fiscal quarters ending on March 31, 2024 and June 30, 2024, from 2.25 to 1.00 for the fiscal quarter ending on September 30, 2024, from 2.50 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.00 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (ii) suspends through the fiscal quarter ending on December 31, 2023 applicability of the net leverage ratio covenant, and reduces the net leverage ratio from 5.00 to 1.00 for the fiscal quarter ending on March 31, 2024, from 4.75 to 1.00 for the fiscal quarter ending on June 30, 2024, from 4.50 to 1.00 for the fiscal quarter ending on September 30, 2024, from 4.00 to 1.00 for the fiscal quarter ending on December 31, 2024, and from 3.50 to 1.00 for the fiscal quarter ending on March 31, 2025 and each fiscal quarter thereafter, (iii) establishes a new quarterly Minimum EBITDA financial covenant of $3,100 for the three months ending on March 31, 2023, $8,750 for the six months ending on June 30, 2023, $16,750 for the nine months ending on September 30, 2023, and $24,400 for the year ending on December 31, 2023 (excluding for purposes of this covenant adjustments otherwise made pursuant to clauses (xii) through (xviii) of the definition thereof in the Second Amended Credit Agreement), (iv) establishes a new minimum Liquidity covenant (as defined in the Second Amended Credit Agreement) of at least $13,500 on the last day of any month ending on or after March 31, 2023 through and including December 31, 2024, and (v) prohibits certain investments and restricted payments by the Company otherwise permitted by Article VI of the Second Amended Credit Agreement through December 31, 2024. Under the Amended Credit Agreement the Company is subject to various financial covenants, including quarterly net leverage and interest coverage. For the period ending December 31, 2022, the Company was in compliance with the net interest coverage covenant. We did not meet the quarterly net leverage ratio for the period ending December 31, 2022, however, the lenders provided the Company with a loan covenant waiver as of and for the three months ended December 31, 2022.