Form 10-K/A
period 2022-12-31
Fathom Digital Manufacturing Corp
filed 2023-05-01
CIK 1836176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

The aggregate market value of the registrant's Class A common stock beneficially held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2022, was $ 81,291,242. Shares of the Class A common stock beneficially owned by each executive officer and director of the registrant and each holder of more than 10% of our Class A common stock have been excluded from this calculation because such persons may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 27, 2023, there were 69,546,514 shares of the registrant's Class A common stock outstanding and 66,692,781 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

Auditor Firm ID: 248 Auditor Name: Grant Thornton, LLP Auditor Location: Milwaukee, WI

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, of Fathom Digital Manufacturing Corporation (“Fathom,” the “Company,” “we,” “us” or “our”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2023 (the “Original Report”). The purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement relating to our 2023 annual meeting within 120 days of the end of our fiscal year ended December 31, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III of the Original Report, consisting of Items 10 through 14, is hereby amended and restated in its entirety. This Form 10-K Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, namely Items 10 through 14 of Form 10-K, a signature page and the certifications required to be filed as exhibits. We are also amending Part IV of Form 10-K to add those certifications, which are attached hereto.

This Form 10-K Amendment does not amend, modify or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report. In addition, this Form 10-K Amendment does not reflect events that may have occurred subsequent to the Original Report date.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board Structure

The Company's Board of Director's ("Board") currently consists of ten directors. Our directors are divided into three classes serving staggered three-year terms. Class I, Class II and Class III directors will serve until our annual meetings of shareholders in 2023, 2024 and 2025, respectively. Each director holds office for the term for which such director is elected and thereafter until such director’s successor shall have been duly elected and qualified. At each annual meeting of shareholders, directors will be elected to succeed the class of directors whose terms have expired.

In addition, in connection with the Business Combination, we entered into the Investor Rights Agreement with the "CORE Investors. The Investor Rights Agreement grants the CORE Investors the right to designate nominees to our Board subject to the maintenance of certain ownership requirements. The Investor Rights Agreement is filed as Exhibit 10.2 to this Annual Report and is incorporated herein by reference.

Set forth below is information concerning our directors:

Name	Age	Director Class	Serving Since	Position Held
Carey Chen	50	III	December 2021	Director
TJ Chung	59	III	December 2021	Director
Dr. Caralynn Nowinski Collens	44	I	December 2021	Director
Adam DeWitt	49	I	December 2021	Director
David Fisher	53	III	December 2021	Director
Maria Green	70	II	December 2021	Director
Peter Leemputte	65	II	December 2021	Director
Ryan Martin	44	I	December 2021	Director and Chief Executive Officer
John May	51	III	December 2021	Director
Robert Nardelli	74	II	December 2021	Director

Carey Chen—Director. Mr. Chen has served as a director of Fathom since December 2021. Mr. Chen has served as a member of the Board of Directors Fathom OpCo since October 2019. He has served as President of Altix Corporation, a management consulting firm, since January 2023. Mr. Chen served as Chief Executive Officer of Cadrex Manufacturing Solutions from September 2021 to October 2022 and Chief Executive Officer of Incodema Group from August 2020 to September 2021. Immediately prior, he served as Executive Chairman and President of Cincinnati Incorporated from January 2015 to July 2020. Mr. Chen served as Vice President of Hypertherm, Inc. from 2006 to 2015, and held various operating and corporate roles including Vice President and General Manager – Light Industrial Businesses, Chief Financial Officer, and Chief Information Officer. Earlier in his career, Mr. Chen served as Vice President – Finance for Wiremold | Legrand (PARIS: LR.PA); Chief Financial Officer for Bayliner Marine Corp., a division of the Brunswick Corp. (NYSE: BC); and held various financial planning and strategic development roles for AlliedSignal, Inc. (NYSE: ALD). Mr. Chen currently serves as Chairman of the Board for Roberts Hawaii, Inc., and serves as a director for Chart Industries (NYSE: GTLS), and Hisco, Inc. He is also the treasurer of the American Welding Society, serving his second term. Mr. Chen holds an MBA from the University of Illinois at Urbana-Champaign, a B.S. in Applied Mathematics from the University of California at Los Angeles, and several U.S. patents.

TJ Chung—Director. Mr. Chung has served as a director of Fathom since December 2021. Mr. Chung is a Founding Partner at CORE Industrial Partners. Before joining CORE, he spent 15 years as Chief Executive Officer / President of several high-growth electronics and technology businesses, all of which were private equity-backed or divisions of publicly traded corporations. He currently serves on the boards of Fathom OpCo, J&K Ingredients, Littlefuse (NASDAQ: LFUS), Airgain (NASDAQ: AIRG) and Mastercraft (NASDAQ: MCFT). Mr. Chung holds an MBA from Duke University’s Fuqua School of Business, a MS in Computer Science from North Carolina State University and a B.S. in Electrical Engineering from the University of Texas at Austin. He also serves on the advisory board of the Cockrell School of Engineering at the University of Texas at Austin and the advisory board of the Center of Entrepreneurship and Innovation at Duke University’s Fuqua School of Business.

Dr. Caralynn Nowinski Collens—Director. Dr. Nowinski Collens has served as a director of Fathom since December 2021. Dr. Collens is the Chief Executive Officer of Dimension Inx, a next-generation biofabrication company developing regenerative medical implants that repair tissues and organs. Prior to Dimension Inx, Dr. Nowinski Collens co-founded UI LABS, a first-of-its-kind technology organization focused on the digital future of industries, building the organization from concept in late 2011 through launch in 2014. As Chief Executive Officer, she drove the creation and growth of MxD, the U.S. hub for digital manufacturing

(formerly DMDII), and the City Tech Collaborative, building a network of 350+ partner organizations, deploying $100M across 75+ solution development projects, and ultimately spinning out MxD and City Tech as independent entities in 2019. After starting her first company while a joint medical/business student at the University of Illinois at Chicago, Dr. Nowinski Collens spent her early career in venture capital and corporate finance, primarily focused on technology-based university spin-outs. Dr. Nowinski Collens is the former Chairman of the Board of Directors of MxD and serves on the Executive Council of Granite Creek Capital Partners. She is also a long-time board director and current Chair of Imerman Angels (one-on-one cancer support) and the Vice Chair and Trustee of the Chicago Sunday Evening Club. Dr. Nowinski Collens holds a dual MD / MBA from the University of Illinois College of Medicine and a B.S. from Northwestern University.

Adam DeWitt—Director. Mr. DeWitt has served as a director of Fathom since December 2021. Mr. DeWitt is the chief executive officer of Grubhub Inc. where he has led all functions of the U.S. business since June 2021. Prior to this role, Mr. DeWitt was Grubhub’s president and chief financial officer. During his tenure of a decade at the company, Grubhub’s annual revenues have grown from $20 million to more than $2 billion, and he led the company through its initial public offering in 2014. Before joining Grubhub, Mr. DeWitt was the chief financial officer of publicly-held optionsXpress Holdings, Inc. Mr. DeWitt serves on the board of directors and audit committee of Ritchie Bros. Auctioneers Incorporated (NYSE: RBA), a marketplace for heavy industrial, agricultural and transportation equipment. He is also a member of the board of directors of The Joffrey Ballet and is the treasurer and a member of the board of trustees of the Bernard Zell Anshe Emet Day School. Mr. DeWitt holds a B.A. in Economics from Dartmouth College.

David Fisher—Director. Mr. Fisher has served as a director of Fathom since December 2021. Mr. Fisher has served as Chief Executive Officer and President of Enova International, Inc. (NYSE: ENVA), a provider of online financial services, since January 2013, and as Chairman of the Board of Directors of Enova since November 2014. From September 2011 to March 2012, Mr. Fisher served as Chief Executive Officer of optionsXpress Holdings, Inc. (“optionsXpress”), a retail online brokerage firm, and as Senior Vice President of Charles Schwab Corporation following its acquisition of optionsXpress. From October 2007 to September 2011, Mr. Fisher served as Chief Executive Officer of optionsXpress, from March 2007 to October 2007, as its President, and, from August 2004 to March 2007, as its Chief Financial Officer. Prior to joining optionsXpress, Mr. Fisher served as the Chief Financial Officer of Potbelly Sandwich Works from 2001 through 2004, of RBC Mortgage from 2000 through 2001 and of Prism Financial from December 1998 through January 2001. Mr. Fisher currently serves as a member of the board of directors GoHealth (NASDAQ: GOCO), a leading health insurance marketplace and Medicare-focused digital health company, and of FRISS, a provider of software solutions to insurance companies. He previously served on the board of directors of Just Eat Takeaway.com N.V., GrubHub, Inc. (NASDAQ: GRUB), Innerworkings, Inc. and Chicago Board Options Exchange. Mr. Fisher also serves on the Board of Trustees of the Museum of Science and Industry in Chicago. Mr. Fisher holds a B.S. in Finance from the University of Illinois at Urbana-Champaign and a J.D. from Northwestern University School of Law.

Maria Green—Director. Ms. Green has served as a director of Fathom since December 2021. Ms. Green retired as Senior Vice President and General Counsel of Ingersoll Rand plc (NYSE: IR) in June 2019. Immediately prior to IR, she was Senior Vice President, General Counsel and Secretary at Illinois Tool Works (NYSE: ITW). During her 18 years with ITW, Ms. Green guided the company’s expansion through both acquisitions and organic growth. As General Counsel, she led the Environmental, Health and Safety Group as well as Government Affairs and Risk Management. At Ingersoll Rand, Ms. Green was a member of the Executive Leadership Team and a trusted advisor to the Chief Executive Officer on legal, compliance and strategy issues and led a team of 75 lawyers based in the U.S., Europe, Asia Pacific and Latin America. She co-chaired the Global Business Integrity Council and served as executive sponsor for an employee resource group. Ms. Green joined the board of Tennant Company (NYSE: TNC) as an independent director in March 2019 (Audit and Governance Committees) and was elected to the board of Wisconsin Energy Group (NYSE: WEC) in July 2019 (Audit and Governance Committees). Most recently, Ms. Green joined the board of directors of Littlefuse (NASDAQ: LFUS) in February 2020 (Audit and Governance Committees). Ms. Green holds a B.A. from the University of Pennsylvania and JD from Boston University Law School.

Peter Leemputte—Director. Mr. Leemputte has served as a director of Fathom since December 2021. Mr. Leemputte was Chief Financial Officer and Treasurer at Keurig Green Mountain, Inc. (NASDAQ: KDP) from 2015 to 2016. Prior to Keurig Green Mountain, Inc., Mr. Leemputte was Executive Vice President and Chief Financial Officer at Mead Johnson Nutrition (NYSE: MJN) from 2008 to 2015. Before joining Mead Johnson Nutrition, Mr. Leemputte was Senior Vice President and Chief Financial Officer for Brunswick Corp. (NYSE: BC), and Chicago Title Corp. He has also held various management positions at Mercer Management Consulting, Armco Inc., FMC Corp. and BP (NYSE: BP). Mr. Leemputte has extensive experience in leading finance, accounting, IT, tax, audit and investor relations functions as a Chief Financial Officer at major U.S. corporations, and also led several IPO’s and sale of the companies. Mr. Leemputte has served on the board of Mastercraft (NASDAQ: MCFT) since 2016, Ecogensus LLC (privately held) since 2018, and served on the board of Beazer Homes (NYSE: BZH) from 2005 to 2020. Mr. Leemputte holds an MBA in Finance from the University of Chicago Booth School of Business and a B.S. in Chemical Engineering from Washington University in St. Louis.

Ryan Martin—Director and Chief Executive Officer. Mr. Martin has served as the Chief Executive Officer of Fathom since January 2019 and as a Director of Fathom since December 2021. During this time, he has led the company through unprecedented growth, digital transformation, and multiple add-on acquisitions, which have rapidly expanded Fathom into one of the largest privately held digital manufacturers in North America. Prior to his role at Fathom, he most recently spent over 13 years in leadership roles at General Electric Company (NYSE: GE) spanning across sales, marketing, product development and general management. In his last role at GE, he served as an Executive on the GE additive leadership team ("GE Additive"), where he led the integration and expansion of the commercial team which experienced exponential growth and record-breaking orders in 2018. He was also critical in the integration of two international acquisitions into GE Additive and led the commercialization of multiple new products that GE Additive brought to the market. Mr. Martin graduated with Honors from the Ivy College of Business at Iowa State University. He is also an active member of Young Presidents Organization.

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

Robert Nardelli—Director. Mr. Nardelli has served as a director of Fathom since December 2021. Mr. Nardelli was Chairman and Chief Executive Officer of Chrysler Corp. from 2007 to 2009. Prior to Chrysler, he was Chairman, President and Chief Executive Officer of The Home Depot (NYSE: HD). Before joining The Home Depot, he spent nearly 30 years at General Electric (NYSE: GE), holding the positions of President and Chief Executive Officer of GE Transportation Systems and Chief Executive Officer of GE Power Systems, among several other executive positions. In 2009, Mr. Nardelli joined Cerberus Capital Management as Chief Executive Officer of its operations group, Cerberus Operations and Advisory Company. For the next three years, he and his team turned around several distressed portfolio companies and developed a comprehensive turnaround toolkit. In 2012, Mr. Nardelli founded XLR-8, where he continues to play a key role as Senior Advisor to leading companies. Mr. Nardelli serves as a Partner and Senior Advisor to Emigrant Capital Corp.; Senior Advisor to EY, among others plus a number of equity investments. He sits on the Board of Directors for BWXT Technologies, Inc. (NYSE: BWXT), plus on the board of a number of private equity investment firms. Mr. Nardelli holds an MBA from the University of Louisville and a B.S. from Western Illinois University.

Audit Committee

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

Set forth below is information concerning our executive officers:

Name	Age	Position
Ryan Martin(1)	44	Director and Chief Executive Officer
Mark Frost	59	Chief Financial Officer
Kurt Bork	45	Vice President of Sales

(1) See Item 10. Directors, Executive Officers and Corporate Governance – Board Structure” for Mr. Martin’s biography.

Mark Frost—Chief Financial Officer. Mr. Frost has served as the Chief Financial Officer at Fathom OpCo since April 2021. He brings over 30 years of financial and executive level management experience from both private and public companies. Most recently, Mr. Frost served as the Chief Financial Officer of Argon Medical Devices. Prior to Argon, Mr. Frost served as the Chief Financial Officer for three public healthcare companies including Analogic (NASDAQ: ALOG), AngioDynamics (NASDAQ: ANGO) and AMRI (NASDAQ: AMRI). Mr. Frost began his career with General Electric (NYSE: GE), where he served in a variety of roles in finance for 14 years. Mr. Frost holds a B.A. in International Relations and Economics from Colgate University. He is also a graduate of the INSEAD Global Executive Program and GE Financial Management Program.

Kurt Bork—Vice President of Sales. Mr. Bork has served as the Vice President of Sales and Marketing at Fathom since March 2023. Mr. Bork has more than 20 years of industry experience. Mr. Bork previously served as Vice President of Sales and Business Development at Mayville Engineering Company (NYSE: MEC), a publicly traded, Wisconsin-based company that provides a variety of manufacturing solutions across diverse end-markets. During his nine-year tenure at MEC, Mr. Bork led commercial and business development activities for the company’s extensive manufacturing infrastructure, including 20 facilities across the U.S. Prior to MEC he was Vice President, Business Development for ATEK Metal Technologies where he oversaw the business development efforts for the company’s highly engineered aluminum castings. Mr. Bork holds an MBA and a B.A. from Marquette University.

There are no family relationships among any of the directors or executive officers of the Company.

Code of Business Ethics and Conduct

Effective upon the consummation of the Business Combination, Fathom adopted a code of business ethics and conduct that applies to all of its directors, officers and other employees, including those officers responsible for financial reporting. The code of business conduct and ethics is available on Fathom’s website at www.investors.fathommfg.com. Fathom expects that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on its website.

Insider Trading Policy

Fathom’s Insider Trading Policy, which applies to all employees, officers, and directors, prohibits hedging of Fathom’s securities and engaging in any other transactions involving Fathom-based derivative securities, regardless of whether the covered person is in possession of material, non-public information. The policy does not affect the vesting of securities acquired pursuant to Fathom’s incentive, retirement or stock purchase plans, or other transactions involving purchases and sales of company securities between a covered person and Fathom. Fathom’s Insider Trading Policy also prohibits purchasing Fathom common stock on margin (e.g., borrowing money to fund the stock purchase) and pledging Fathom securities. The Insider Trading Policy is available on Fathom’s website at www.investors.fathommfg.com.

Delinquent Section16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of their stock ownership and changes in their ownership of our common stock with the SEC. To the Company’s knowledge, including the Company’s review of the copies of all such reports furnished to the Company and written representations that no other reports were required in 2022, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) one Form 4 filed in October 2022 (reporting one transaction) for Robert Nardelli, (ii) one Form 4 filed in October 2022 (reporting one transaction) for Richard Stump, and (iii) one Form 4 filed in October 2022 (reporting one transaction) for Carey Chen.

Item 11. Executive Compensation.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies, as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers serving on December 31, 2022, whom we refer to as our Named Executive Officers (“NEOs”).

Introduction

For the fiscal year ended December 31, 2022, Fathom’s NEOs were:

•
Ryan Martin, Chief Executive Officer;
•
Mark Frost, Chief Financial Officer; and
•
Richard Stump, Former Chief Commercial Officer.

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

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to Fathom by our NEOs during the fiscal years ended December 31, 2022 and 2021. Additional information on our NEOs annual compensation for the 2022 fiscal year is provided in the narrative sections following the Summary Compensation Table.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)(4)	Option Awards($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Ryan Martin	2022	$425,500	—	$450,002	$450,003	$—	$31,325	$1,356,830
Chief Executive Officer	2021	$335,827	$100,000	$13,965,579	$—	$231,800	$29,539	$14,662,745
Mark Frost	2022	$350,192	—	$300,003	$300,002	$—	$10,869	$961,066
Chief Financial Officer	2021	$225,000	—	$5,385,282	$—	$163,883	$40,293	$5,814,458
Richard Stump	2022	$350,192	$250,000	$300,003	$300,002	$—	$12,200	$1,212,397
Former Chief Commercial Officer	2021	$294,279	$50,000	$5,431,059	$—	$163,833	$11,600	$5,950,771

(1)
The amount reported in this column for Mr. Stump in 2022 represents a retention bonus (as described in more detail under “—Retention Bonus”).
(2)
The amounts reported in this column for 2022 reflect the aggregate grant date fair value of restricted stock units (“RSUs”) awarded under the Fathom 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) during 2022. The grant date fair value of the RSUs has been determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.
(3)
The amounts reported in this column for 2022 represent the grant date fair value of nonqualified stock options under the 2021 Omnibus Plan granted during 2022. The grant date fair value of the options has been determined in accordance with ASC Topic 718.
(4)
With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. See Note 13, “Share-Based Compensation,” to the consolidated financial statements filed herewith in our 2022 Annual Report on Form 10-K for the assumptions made in determining these values.
(5)
The amounts in this column represent 401(k) plan matching contributions made to each NEO in the amount of $12,200 for Mr. Martin, an annual amount representing Mr. Martin’s $7,125 premium reimbursement for individual life insurance and $1,000 per month auto allowance.
(6)
As previously disclosed, on March 30, 2023 Mr. Stump notified the Company of his intent to resign from employment, effective September 30, 2023 (the “Stump Separation Date”). In anticipation of his notice of resignation, Mr. Stump ceased being an executive officer of the Company effective March 30, 2023, but will continue to serve as a non-executive employee of the Company, in a transition and advisory role, until the Stump Separation Date (the “Stump Transition”).

Base Salaries

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance, as well as considering market competitive levels. For 2022, the NEOs had the following base salary rates: Mr. Martin—$425,000, Mr. Stump—$350,000 and Mr. Frost—$350,000.

Annual Cash Bonuses

Annual cash bonuses can be earned if the NEOs achieve certain annual financial and operating performance metrics. For the 2022 performance year, target bonus opportunities as a percent of salary were Mr. Martin 100% of salary and Messrs. Frost and Stump 60% of base salary, with a maximum performance-based payout of up to 200% of target. In 2022, no annual cash bonuses were earned since performance was below the threshold goals set at the start of the year.

Retention Bonus

In March 2022, Mr. Stump received a retention performance bonus of $250,000. The bonus was pursuant to a 2020 amendment to his September 23, 2019, employment agreement (with such employment agreement otherwise being superseded by the Stump Offer Letter as defined in “—Agreements with our NEOs”), whereby if he remained employed following the delivery of the audited financial statements of Fathom OpCo for the 12 month period ending December 31, 2021, he would be eligible for a retention bonus of $250,000.

Employee Benefits

In addition to any individual benefits set forth in each NEOs employment arrangements (described below), the NEOs are generally eligible to participate in our executive and employee health and welfare, retirement and other employee benefit programs on the same basis as other employees of Fathom, subject to applicable law. Each NEO participates in the Midwest Composite Technologies, LLC 401(k) Profit Sharing Plan, sponsored by Fathom’s indirect subsidiary Midwest Composite Technologies, LLC under which eligible employees may elect to contribute a portion of their eligible compensation as pre-tax or Roth deferrals in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). The plan provides for a safe harbor matching contribution equal to 100% of a participant’s salary deferrals, up to 4% of a participant’s total compensation, subject to limitations imposed under the Code. Other than the Fathom Executive Severance and Change in Control Plan (the “Severance Plan”), described in more detail below under Potential Payments Upon Termination or Change in Control, Fathom did not maintain any executive-specific benefit programs in 2022.

2021 Omnibus Incentive Plan

We established the 2021 Omnibus Plan in connection with the closing of the Business Combination in 2021. The purpose of the Omnibus Plan is: (i) to encourage profitability and growth through short-term and long-term incentives that are consistent with Fathom’s objectives; (ii) to give its participants an incentive for excellence in individual performance; (iii) to promote teamwork among its participants; and (iv) to give us a significant advantage in attracting and retaining key employees, directors, and consultants. The 2021 Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 16,737,876 shares of Fathom Class A common stock was initially reserved and available for issuance under the 2021 Omnibus Plan.

Equity Incentive Awards

For regular annual equity grants in 2022, executives including the NEOs, received RSUs and nonqualified stock options that were equally weighted based on the fair value at date of grant. On February 25, 2022, the Company granted the following RSUs and options to the NEOs: 50,619 RSUs and 103,687 options to Mr. Martin, and 33,746 RSUs and 69,125 options to each of Messrs. Frost and Stump. The RSUs and options vest ratably in annual equal installments over three years, generally subject to the continued service of the NEO through each applicable vesting date.

Prior to the closing of the Business Combination, our employees were employed by Fathom OpCo, which was formed in April 2021 in connection with a series of transactions (the “Reorganization”) whereby Fathom OpCo became the direct parent to MCT Group Holdings, LLC (and its subsidiaries), a Delaware limited liability company (“MCT Holdings”), and Incodema Holdings, LLC, a Delaware limited liability company (“Incodema Holdings”). Following the closing of the Business Combination, Fathom became the managing member of Fathom OpCo and the employer to Fathom OpCo’s employees. Historically, Fathom OpCo maintained the MCT Group Holdings, LLC 2019 Phantom Equity Bonus Plan (the “MCT Phantom Plan”) and the Incodema Holdings LLC 2020 Phantom Equity Bonus Plan (the “Incodema Phantom Plan,” together with the MCT Phantom Plan, the “Prior Phantom Plans.”) Messrs. Martin and Stump participated under the MCT Phantom Plan and were eligible to receive awards of phantom equity at the discretion of the board of managers of MCT Holdings. In April 2021, prior to the Reorganization, Mr. Stump received an award of 500 phantom units under the MCT Phantom Plan. Messrs. Martin and Frost did not receive any phantom equity awards under the Prior Phantom Plans in 2021.

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

In connection with the closing of the Business Combination, all vested time-based phantom unit awards under the Combined Phantom Plan outstanding immediately prior to the consummation of the Merger and held by individuals who were employed by or performing services for Fathom OpCo or its subsidiaries or affiliates as of the Closing, were cancelled and replaced with grants of restricted shares of Fathom Class A common stock under the 2021 Omnibus Plan. The vesting restrictions on the restricted shares lapsed on the date Fathom filed a Form S-8 registration statement covering the shares of Fathom Class A common stock issuable under the 2021 Omnibus Plan; provided, that the holder was employed or performing services for Fathom on such date. The shares are also subject to the following transfer restrictions: (i) 25% of the shares may be traded upon the expiration of the lock-up period applicable to the shares of Fathom Class A common stock held by the CORE Investors and the CORE Affiliates; (ii) 25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (iii) 25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (iv) 25% of the shares may be traded if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95% (the “Fathom Transfer Restrictions”; the capitalized terms used in clauses (i) through (iv) above in this sentence are defined below to the extent not previously defined).

In addition, in connection with the Business Combination, all unvested time-based phantom unit awards and performance-based phantom unit awards held by individuals who were employed by or performing services for Fathom OpCo or its subsidiaries or affiliates as of the Closing were cancelled and replaced with grants of RSUs with respect to Fathom Class A common stock under the 2021 Omnibus Plan, with time-based RSUs being granted to replace time-based phantom units and performance-based RSUs being granted to replace performance-based phantom units. The time-based vesting RSUs have the same vesting schedule as the cancelled time-based vesting phantom units. Once a time-based RSU is vested, any share deliverable to the RSU holder will be subject to the Fathom Transfer Restrictions.

The performance-based vesting RSUs vest subject to the holder’s continued service through each of the following vesting events: (i) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (ii) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (iii) 50% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95%.

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

“Going Public Transaction” means (i) the consummation of Fathom OpCo’s first underwritten Public Offering of its common stock under the Securities Act, or (ii) whether in one or a series of transactions, any merger, consolidation or other business combination pursuant to which the business of Fathom OpCo is combined with that of a special purpose acquisition company or other blank-check company that has a class of equity securities publicly listed on the New York Stock Exchange or NASDAQ.

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

Agreements with our NEOs

The Company has entered into agreements with each of the NEOs, the relevant terms of which are summarized below. Capitalized terms appearing in the following descriptions but not defined therein are as defined in the applicable agreement. The below summary is qualified in all respects by reference to the underlying agreement.

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

Richard Stump. Mr. Stump was party to an offer letter with Fathom, dated December 23, 2021 (the “Stump Offer Letter”), under which he serves as Chief Commercial Officer of Fathom. The Stump Offer Letter provided for an annual base salary of $350,000 and, beginning in 2022, a target annual bonus opportunity equal to 60% of his annual base salary during the relevant performance period. Additionally, the letter provided that Mr. Stump was entitled to participate in the Severance Plan (as described in the Severance Plan section below). In connection with the Stump Transition, Mr. Stump will continue to receive his annual base salary as provided under the Stump Offer Letter through the Stump Separation Date. Otherwise, the term of the Stump Offer Letter, including with respect to Mr. Stump’s eligibility for the Severance Plan, are no longer in effect.

Under their arrangements, each NEO was eligible to participate in the same benefits on the same basis as other senior management of Fathom, as well as to participate in the 2021 Omnibus Plan. In addition, each NEO is bound by certain confidentiality and restrictive covenants under their employment agreements.

Severance Plan

On December 23, 2021, the Company’s board of directors approved the Severance Plan, which provides for severance benefits to a select group of the Company’s senior-level executives who enter into participation agreements under the Severance Plan, including Messrs. Martin and Stump (the latter solely prior to his notice of resignation on March 30, 2023) (the “Covered Executives”). Covered Executives may become entitled to severance benefits under the Severance Plan in the event a Covered Executive incurs an involuntary termination by the Company without Cause (as defined in the Severance Plan) or by the Covered Executive resigning for Good Reason (as defined in the Severance Plan), whether or not in connection with a Change in Control (“CIC”) of the Company (as defined in the Severance Plan) (each, a “Qualifying Termination”). Severance benefits under the Severance Plan are determined based on a Covered Executive’s “Tier” and whether the Qualifying Termination of employment occurs within the three months prior to or 12 months following a Change in Control (a “CIC Qualifying Termination”) or not in connection with a Change in Control (“Non-CIC Qualifying Termination”).

In the event Messrs. Martin or Stump incur a Non-CIC Qualifying Termination, provided each NEO timely executes a release of claims and complies with applicable restrictive covenants, he will be entitled to (i) salary continuation for 18 months for Mr. Martin and 12 months for Mr. Stump following their termination date, (ii) payment of a pro rata portion of his annual bonus for the year of termination and (iii) COBRA premiums for each NEO and his dependents, less the amount the NEO would have been required to contribute for such coverage if he was still an active employee, for 18 months for Mr. Martin and 12 months for Mr. Stump.

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

The Severance Plan also provides that in the event of a CIC Qualifying Termination, unvested time-vesting equity and long-term incentive awards will automatically vest in full, and any unvested performance-vesting equity and long-term incentive awards will be treated in accordance with the applicable plan and award agreement, with those granted under the 2021 Omnibus Plan generally vesting as described below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2022

	Option Awards (1)(2)			Stock Awards (1)
Name	Number of Securities Underlying unexercised options (#) unexercisable.	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)(6)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(5)
Ryan Martin	103,687	8.89	2/25/2029	50,619	(3)	$66,817	1,396,558	$1,843,457
				116,380	(4)	$153,622
Mark Frost	69,125	8.89	2/25/2029	33,746	(3)	$44,545	403,896	$533,143

Richard Stump	69,125	8.89	2/25/2029	33,746	(3)	$44,454	465,519	$614,485
				38,794	(4)	$51,207

(1)
All awards reflected in this table were granted under the 2021 Omnibus Plan.
(2)
The options vest in three equal annual installments starting on February 25, 2023, subject to the NEO’s continued service with the Company through each applicable vesting date.
(3)
These time-vested RSUs vest in three equal annual installments starting on February 25, 2023, subject to the NEO’s continued service with the Company through each applicable vesting date.
(4)
These time-vested RSUs vest in two equal installments on January 7, 2022 and January 7, 2023 for Mr. Martin and September 23, 2022 and September 23, 2023 for Mr. Stump, in each case subject to the NEO’s continued service with the Company through each applicable vesting date. The shares received upon vesting are subject to the Fathom Transfer Restrictions.
(5)
For purposes of this table, the market value of the RSUs and PRSUs is determined by multiplying the number of shares by $1.32, the closing price of one share of Fathom Class A common stock on the last trading day of the year (December 30, 2022).
(6)
The figures in this column represent outstanding performance-based RSUs that vest subject to the NEOs continued service through each of the following vesting events: (a) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (b) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (c) 50% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95%.

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

In the event an NEO terminated without Cause by the Company or resigns for Good Reason in the period from three months prior, or 12 months following, a Change in Control of the Company, any outstanding and unvested time-vesting awards held by the NEO under the 2021 Omnibus Plan will automatically vest in full on the NEO’s termination date. Furthermore, any outstanding performance-vesting awards held by the NEO under the 2021 Omnibus Plan will vest (i) at the greater of target performance and actual performance with respect to any performance period that has completed prior to the termination date and (ii) at target performance with respect to any performance period that has not yet commenced or not yet completed as of the termination date.

Starting after Mr. Stump’s notice of resignation on March 30, 2023, he ceased being eligible to participate in the Severance Plan and will be ineligible to receive any termination-related payments or benefits in connection with any termination prior to the Stump Separation Date. Upon Mr. Stump’s separation from the Company, he will not be owed any payments other than accrued benefits.

Director Compensation

The following table provides information concerning the compensation of each non-employee director who served on Fathom’s Board of Directors (“Board”) in 2022.

Name(1)
	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)(3)	Total ($)

TJ Chung(4)	—	—	—
John May(4)	—	—	—
Robert Nardelli	$70,000	$149,993	$219,993
Carey Chen	$50,000	$149,993	$199,993
Dr. Caralynn Nowinski Collens	$67,500	$149,993	$217,493
Adam DeWitt	$65,000	$149,993	$214,993
David Fisher	$70,000	$149,993	$219,993
Maria Green	$62,500	$149,993	$212,493
Peter Leemputte	$77,500	$149,993	$227,493

(1)
Each individual became a non-employee director of Fathom on December 23, 2021.
(2)
Includes cash retainer and other fees earned for service as directors in 2022. The base annual cash retainer is $50,000 and as described below, there are additional cash retainers committee and chair service.
(3)
The amount reported in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted to our non-employee directors (other than Messrs. Chung and May), computed in accordance with ASC Topic 718 based on the closing price of one share of Fathom common stock on April 19, 2022. See Note 13, “Share-Based Compensation,” to the consolidated financial statements filed herewith in our 2022 Annual Report on Form 10-K for the assumptions made in determining these values. As described below under “Director Compensation Program,” each of our non-employee directors (other than Messrs. Chung and May) received an annual RSU grant (equal to $150,000) under the 2021 Omnibus Plan in connection with the directors 2022 Board service.

As of December 31, 2022, our non-employee directors each held the following unvested equity awards:

Name	Time-Vesting RSUs (#)	Performance-Vesting RSU's (#)
TJ Chung	—	—
John May	—	—
Robert Nardelli	35,548	232,760
Carey Chen	45,247	1,143,199
Dr. Caralynn Nowinski Collens	35,548	—
Adam DeWitt	35,548	—
David Fisher	35,548	—
Maria Green	35,548	—
Peter Leemputte	78,333	171,136

(4)
Messrs. Chung and May were not eligible for director compensation in 2022.

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

•
An annual cash retainer of $50,000;
•
An initial equity award of 22,500 RSUs in 2021 in connection with the Business Combination and an annual equity award with a target grant date fair value equal to $150,000, to be granted each year at the annual meeting of the Company’s stockholders;
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of Company common stock as April 27, 2023 by:

•
each person known to the Company to be the beneficial owner of more than 5% of outstanding Company common stock;
•
each of the Company’s officers and directors; and
•
all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possess sole or shared voting or investment power over that security, including options, warrants and other securities that are currently exercisable or exercisable within 60 days. Company stock issuable upon the exchange of Fathom OpCo Units and the exercise of options and warrants currently exercisable within 60 days are deemed outstanding solely for purposes of calculating the percentage of total voting power of the beneficial owner thereof.

The percentages of beneficial ownership of Company common stock are based on 69,546,514 shares of Fathom Class A common stock and 66,692,781 shares of Fathom Class B common stock issued and outstanding as of April 27, 2023. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Fathom common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of shares of Fathom Class A Common Stock	%	Number of shares of Fathom Class B Common Stock	%	% of Total Voting Power**
Directors and Executive Officers of Fathom
Carey Chen(1)	142,737	*	—	—	*
TJ Chung(1)	—	—	—	—	—
Adam DeWitt(1)(2)	28,074	*	—	—	*
Dr. Caralynn Nowinski Collens(1)	28,074	*	—	—	*
David Fisher(1)(2)	28,074	*	—	—	*
Mark Frost(1)(3)	168,922	*	—	—	*
Maria Green(1)(2)	28,074	*	—	—	*
Peter Leemputte(1)(2)	56,596	*	—	—	*
Ryan Martin(1)(4)	516,954	*	—	—	*
John May(1)(2)	85,798,027	64.5%	63,377,883	90.9%	61.6%
Robert Nardelli(1)	192,635	*	145,192	*	*
Kurt Bork(1)	—	—	—	—	—
Richard Stump(1)(3)(5)	150,669	*	—	—	*
All Directors and Executive Officers of Fathom as a Group (12 Individuals)	87,138,836	65.5%	63,523,075	91.2%	63.8%
Five Percent Holders
Altimar Sponsor II, LLC(6)	14,547,500	18.3%	—	—	9.7%
CORE Funds(7)	85,798,027	64.5%	63,377,883	90.9%	61.6%
Siguler Guff Funds(8)	16,634,649	23.9%	—	—	11.9%

* Less than one percent

** Percentage of total voting power represents voting power with respect to all Fathom Class A common stock and Fathom Class B common stock, as a single class

(1) The business address of the holder is 1050 Walnut Ridge Drive, Hartland, WI 53029.

(2) Includes 20,547 RSUs vesting within 60 days.

(3) Includes 23,041 vested stock options.

(4) Includes 34,562 vested stock options.

(5) Effective March 30, 2023, Mr. Stump resigned from his role as Chief Commercial Officer of the Company.

(6) Information contained in the table above and this footnote is based on a Schedule 13G filed with the SEC on February 14, 2022 by Altimar Sponsor II, LLC (“Altimar”). Altimar is the beneficial owner of 14,547,500 shares, with sole voting power and sole dispositive power to all such shares. The business address of Altimar is 40 West 57th Street, 33rd Floor, New York, NY10019.

(7) Information contained in the table above and this footnote is based on a Schedule 13D/A filed with the SEC on April 10, 2023 by CORE Industrial Partners Fund I, LP (“CORE Fund I”) and CORE Industrial Partners Fund I Parallel, LP (“CORE Parallel Fund I” and, collectively with CORE Fund I, the “CORE Funds”). CORE Industrial Fund Partners GP I, LLC (“CORE Fund I GP”) is the sole general partner of each of the CORE Funds. John May is the managing member of CORE Fund I GP. Consequently, Mr. May and CORE Fund I GP may be deemed the beneficial owners of the shares held by the CORE Funds. The CORE Funds are the beneficial owners of 85,798,027 shares, with shared voting and shared dispositive power to all such shares. The principal business address of each of the CORE Funds and CORE Fund I GP is 150 North Riverside Drive, Suite 2050, Chicago, IL 60606. The principal business address of Mr. May is 201 South Biscayne Boulevard, Suite 1450, Miami, FL 33131. 6,386,341 shares of Class A common stock and New Fathom Units held by the CORE Funds that constitute Earnout Shares (as defined herein) are not reflected in the above table.

(8) Information contained in the table above and this footnote is based on (i) exchanges of New Fathom Units, on a one-for-one basis for shares of Class A Common Stock that took place in June of 2022, and (ii) a Schedule 13F filed with the SEC on February 15, 2023 by Siguler Guff Small Buyout Opportunities Fund III,LP (“SBOF III”), Siguler Guff Small Buyout Opportunities Fund III (F), LP (“SBOF III (F)”), Siguler Guff Small Buyout Opportunities Fund III (C), LP (“SBOF III (C)”), Siguler Guff Small Buyout Opportunities III (UK), LP (“SBOF III (UK)”), Siguler Guff HP Opportunities Fund II,LP (“SG HP”), and Siguler Guff Americas Opportunities Fund, LP (“SG Americas” and, together with SBOFIII, SBOF III (F), SBOF III (C), SBOF III (UK) and SG HP the “SG Funds”). SBOF III, SBOF III (F) and SBOFIII (C) are each controlled by Siguler Guff SBOF III GP, LLC (“SBOFIII GP”). SBOF III (UK) is controlled by Siguler Guff SBOF III (UK) GP, LLP (“SBOF III (UK) GP”). SG HP is controlled by Siguler Guff HP II GP, LLC (“SG HPGP”). SG Americas is controlled by Siguler Guff Americas GP, LLC (“SG Americas GP”

and together with SBOF III GP, SBOF III (UK) GP and SG HP GP, the “SG GPs”). Each of the SG GPs is controlled by its sole member, Siguler Guff Capital, LP, which is controlled by Andrew Guff and George Siguler. Consequently, the SG GPs, Siguler Guff Capital, LP, Andrew Guff and George Siguler may be deemed the beneficial owners of the shares held by the SG Funds. The principal business address of SBOF III (UK) and SBOF III (UK) GP is 3rd Floor North Side Dukes Court, 32 Duke Street, St James’s, London SW1Y 6DF. The principal business address of the SG Funds (except for SBOF III (UK)), the SG GPs (except for SBOF III (UK) GP), Siguler Guff Capital, LP, Andrew Guff and George Siguler is 200 Park Ave, 23rd Floor, New York, NY 10166.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2022, concerning shares of our Class A Common Stock authorized for issuance under the 2021 Omnibus Plan and the ESPP.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	11,503,655	$8.71	5,387,086
Equity compensation plans not approved by security holders	—	—	—
Total	11,503,655	$8.71	5,387,086

1.
Column (a) includes 1,178,110 time-vested restricted stock units and 10,008,454 performance-vested restricted stock units (which are reflected here at maximum (200%)) and 317,091 stock option awards granted under the Omnibus Plan.
2.
Column (b) reflects the weighted average exercise price of outstanding stock options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
3.
Column (c) includes 16,737,876 shares available for issuance under the 2021 Omnibus Plan and 1,350,806 shares available for issuance under the ESPP, including 134,247 shares subject to purchase as of December 31, 2022, with respect to the purchase period that ran from June 1, 2022 through December 31, 2022. Pursuant to the evergreen provision in the ESPP, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year of the Company beginning in 2022 in an amount equal to 1% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year. As of January 1, 2023, an additional 13,508 shares of Class A Common Stock were added to the share reserve as pursuant to the evergreen provision.
4.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Policy

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
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee)

sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and
•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Fathom has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee will have the responsibility to review related person transactions.

Other than as disclosed below, Fathom did not enter into any other related person transactions in 2022.

Amendment and Restatement of the Tax Receivable Agreement

In connection with the Closing of the Business Combination, Fathom entered into the Tax Receivable Agreement ("TRA") by and among Fathom, Fathom OpCo, each of the Exchange TRA Parties (as defined in the TRA) party thereto, each of the Blocker TRA Parties (as defined in the TRA party thereto and CORE Industrial Partners Management LP, in its capacity as TRA Party Representative (as defined in the TRA). Pursuant to the TRA, Fathom is required to pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes of Fathom or the Blockers (as defined in the TRA) at the time of the Business Combination, any increases in tax basis and other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any increases in tax basis and other tax benefits resulting from any exchange of New Fathom Units for shares of Class A common stock or cash in the future or from any payment under the TRA.

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

The foregoing disclosure describing the Amended and Restated Tax Receivable Agreement is a summary of certain provisions of the agreement and is qualified in its entirety by reference to all of the provisions of such agreement. Because the description is only a summary of the Amended and Restated Tax Receivable Agreement, it does not necessarily contain all of the information that you may find useful. A copy of the Tax Receivable Agreement has been filed as Exhibit 10.1 of this Annual Report and is available electronically on the website of the SEC at www.sec.gov.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent, subject to the controlled company exception. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Dr. Nowinski Collens, Ms. Green and Messrs. DeWitt, Fisher, Leemputte and Nardelli are “independent” under the foregoing NYSE standard.

Immediately following the completion of the Business Combination, the CORE Investors beneficially owned approximately 63.1% of our Class A common stock and Class B common stock, which generally votes together as a single class on matters submitted to a vote of our stockholders, including the election of directors. The CORE Investors beneficially own approximately 61.6 of our Class A common stock and our Class B common stock, as of April 27, 2023. Because more than 50% of the voting power for the election of directors of Fathom is held by the CORE Investors, Fathom is a “controlled company” under the NYSE listing requirements. If Fathom were to elect to take advantage of available listing requirement exemptions as a “controlled company” under the NYSE listing standards, Fathom would not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee consisting solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee consisting solely of independent directors; and (iv) director nominees selected, or recommended for our board’s selection, either by a majority of the independent directors or a nominating committee consisting solely of independent directors. Fathom may in the future elect to take advantage of the foregoing controlled company exemptions from the NYSE board and board committee independence requirements, but it has elected initially and presently to comply with the independence requirements applicable to non-controlled companies.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP ("GT") for the year ended December 31, 2022, and the 2021 predecessor and 2021 successor periods:

	2022	2021
Audit fees(1)	$971,188	$2,074,229
Audit-related fees(2)	-	1,563,350
Tax fees(3)	-	-
All other fees(4)	-	-
Total Fees	$971,188	$3,637,579

(1)
"Audit fees" consist of fees and expenses billed for professional services rendered for the audit of our consolidated financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees billed by GT in 2021 include audit services related to the Business Combination.
(2)
Audit-related fees" consist of fees billed for assurance and related services that are reasonable related to performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees,” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)
"Tax fees,” if applicable, would consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay GT for such tax services and advice for the 2022 or 2021.
(4)
All other fees" consist of fees billed for all other services. We did not pay GT for other services for 2022 or 2021.

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves services to be provided by GT and also considers and is required to pre-approve the engagement of GT for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate. All services reported in the Audit Fees, Audit-related Fees and Tax Fees above were approved by the Audit Committee.

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

10.18#	Form of Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.15 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
23.1*	Consent of Grant Thornton LLP.
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Fathom’s Annual Report on Form 10‑K filed with the SEC on April 7, 2023).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Fathom’s Annual Report on Form 10‑K filed with the SEC on April 7, 2023).

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

Fathom Digital Manufacturing Corporation

Date: May 1, 2023	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer