Form 10-Q
period 2023-03-31
Fathom Digital Manufacturing Corp
filed 2023-05-15
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 69,690,343 shares of the registrant's Class A common stock outstanding and 66,692,781 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding our business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary, Item 1A. Risk Factors”, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended by Amendment No.1 thereto (the "2022 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	Period Ended
	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash	$12,129	$10,713
Accounts receivable, net (1)	26,275	28,641
Inventory	16,771	15,718
Prepaid expenses and other current assets	3,403	3,588
Total current assets	58,578	58,660
Property and equipment, net	47,809	47,703
Right-of-use lease assets, net	12,804	12,565
Intangible assets, net	246,877	251,412
Other non-current assets	190	175
Total assets	$366,258	$370,515
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(2)	$7,280	$7,982
Accrued expenses	8,701	8,176
Current lease liability	2,294	2,374
Other current liabilities	4,617	4,828
Current portion of debt, net	48,377	42,744
Total current liabilities	71,269	66,104
Long-term debt, net	111,738	114,327
Fathom earnout shares liability	1,780	5,960
Sponsor earnout shares liability	280	930
Warrant liability	1,000	2,780
Payable to related parties pursuant to the tax receivable agreement (includes $4,300 and $4,000 at fair value, respectively)	28,160	25,360
Noncurrent lease liability	10,799	11,083
Total liabilities	225,026	226,544
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	84,283	92,207
Shareholders' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; issued and outstanding 69,546,514 and 65,808,764 shares as of March 31, 2023 and December 31, 2022, respectively	7	7
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; issued and outstanding 66,692,781 and 70,153,051 shares as of March 31, 2023 and December 31, 2022, respectively	7	7
Class C common stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Additional paid-in-capital	591,011	587,941
Accumulated other comprehensive loss	(107)	(107)
Accumulated deficit	(533,969)	(536,084)
Shareholders’ Equity attributable to Fathom Digital Manufacturing Corporation	56,949	51,764
Total Liabilities, Shareholders’ Equity and Redeemable Non-Controlling Interest	$366,258	$370,515

(1) Inclusive of allowance for expected credit losses of $736 and $876 as of March 31, 2023 and December 31, 2022, respectively

(2) Inclusive of accounts payable to related parties of $628 and $1,007 as of March 31, 2023 and December 31, 2022, respectively

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except shares, and per share amounts)

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$35,007	$40,541
Cost of revenue (1) (2) (3)	23,062	28,544
Gross profit	11,945	11,997
Operating expenses
Selling, general, and administrative(4)	10,771	14,763
Depreciation and amortization	4,576	4,517
Restructuring	650	-
Total operating expenses	15,997	19,280
Operating loss	(4,052)	(7,283)
Interest expense and other (income) expense
Interest expense	3,470	1,473
Other expense	365	116
Other income	(6,610)	(27,165)
Total interest expense and other (income) expense, net	(2,775)	(25,576)
Net (loss) income before income tax	(1,277)	18,293
Income tax expense (benefit)	55	(706)
Net (loss) income	$(1,332)	$18,999
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(3,447)	(5,259)
Net income attributable to controlling interest	2,115	24,258
Comprehensive income:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive income, net of tax	$2,115	$24,151
Earnings per Share:
Net income per share attributable to shares of Class A common stock
Basic	$0.03	$0.48
Diluted	$0.02	$0.18
Weighted average Class A common shares outstanding
Basic	67,047,713	50,785,656
Diluted	136,124,236	135,839,973

(1)
Inclusive of $1,503 and $1,695 of depreciation and amortization for the three months ended March 31, 2023 and March 31, 2022, respectively;
(2)
Inclusive of $1,732 and $1,108 of cost of revenue related to inventory purchases from a related party for the three months ended March 31, 2023 and March 31, 2022, respectively;
(3)
Inclusive of $0 and $3,241 of inventory step-up amortization for the three months ended March 31, 2023 and March 31, 2022, respectively;
(4)
Inclusive of $0 and $71 of management fees incurred to a related party for the three months ended March 31, 2023 and March 31, 2022, respectively;

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2023	65,808,764	$7	70,153,051	$7	$587,941	$(536,084)	$(107)	$51,764	$92,207
Equity based compensation	-	-	-	-	1,093	-	-	1,093	-
Net income (loss)	-	-	-	-	-	2,115	-	2,115	(3,447)
Vesting of restricted shares, net of tax withholding	277,480	-	-	-	-	-	-	-	-
Exchange of Class B common stock and Fathom Opco units	3,460,270	-	(3,460,270)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	4,477	-	-	4,477	(4,477)
Tax receivable agreement liability on capital transactions	-	-	-	-	(2,500)	-	-	(2,500)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	69,546,514	$7	66,692,781	$7	$591,011	$(533,969)	$(107)	$56,949	$84,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2022	50,785,656	$5	84,294,971	$8	$466,345	$(47,581)	$—	$418,777	$841,982
Equity based compensation	-	-	-	-	2,130	-	-	2,130	-
Cumulative effect from adoption of ASC 842	-	-	-	-	-	82	-	82	-
Net income	-	-	-	-	-	24,258	-	24,258	(5,259)
Other comprehensive loss	-	-	-	-	-	-	(107)	(107)	-
Balance at March 31, 2022	50,785,656	5	84,294,971	8	468,475	(23,241)	(107)	445,140	836,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net income attributable to controlling interest	$2,115	$24,258
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,079	6,205
Amortization of inventory step-up	-	3,241
Loss on disposal of property and equipment	-	24
Share-based compensation	1,093	2,130
Noncash lease expense, net	151	169
Deferred taxes	-	(1,184)
Bad debt expense	(108)	-
Non-controlling interest share of Fathom OpCo net loss	(3,447)	(5,259)
Change in fair value of Fathom earnout shares liability	(4,180)	(16,610)
Change in fair value of Sponsor earnout shares liability	(650)	(2,360)
Change in fair value of warrant liability	(1,780)	(8,100)
Change in fair value of tax receivable agreement	300	-
Amortization of debt financing costs	131	100
Changes in operating assets and liabilities that provided cash:
Accounts receivable	2,474	(2,790)
Inventory	(1,053)	(2,617)
Prepaid expenses and other assets	78	(1,163)
Accounts payable	(1,228)	4,055
Accrued liabilities and other	525	848
Net cash provided by operating activities	500	947

Cash Flows from Investing Activities
Purchase of property and equipment	(1,917)	(3,346)
Net cash used in investing activities	(1,917)	(3,346)

Cash Flows from Financing Activities
Proceeds from revolving credit facility, net	5,000	-
Payments on debt	(1,563)	(5,781)
Payments on finance leases	(80)	(77)
Payment of debt issuance costs	(524)	-
Net cash provided by (used in) financing activities	2,833	(5,858)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)

Net increase (decrease) in cash	1,416	(8,364)

Cash, beginning of period	10,713	20,357
Cash, end of period	$12,129	$11,993

Supplemental Cash Flows Information:
Cash paid for interest	$3,060	$173
Cash paid for taxes	433	-
Cash paid to related parties	2,112	1,810

Significant Non-cash Transactions:
Right-of-use assets acquired through lease liabilities	$788	$11,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 1. Nature of Business

Fathom Digital Manufacturing Corporation (“Fathom”, "Successor", or the “Company”) was incorporated as a Delaware corporation on December 23, 2021. Fathom was previously named Altimar Acquisition Corp. II ("Altimar II") before deregistering as an exempted company in the Cayman Islands. Fathom, through its consolidated subsidiary, Fathom Holdco, LLC (“Fathom OpCo”), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and manufacturing services to many of the largest and most innovative companies in the world.

Fathom OpCo was formed on April 16, 2021 as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”). Capitalized terms used but not otherwise defined herein have the meanings given to such terms in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No.1. thereto (the "2022 Form 10-K") .

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Fathom Digital Manufacturing Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our 2022 Form 10-K . The Company's annual reporting period is the calendar year.

In the Company’s opinion, the unaudited consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments and assumptions. Amounts in the prior years' unaudited consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Recently Adopted Accounting Standards

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The new standard was effective for the Company beginning January 1, 2023, and was applied using a modified retrospective transition method. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company concluded that the adoption of ASC 326 did not have a material impact on the consolidated financial statements.

Note 3. Immaterial Error Correction of Previously Issued Financial Statements

The Company has made certain adjustments to previously reported amounts for correcting immaterial errors in our unaudited consolidated financial statements as of and for the three months ended March 31, 2022. These adjustments corrected our income tax benefit (expense) and associated deferred tax liability or deferred tax asset due to completion of a comprehensive review of our opening tax basis acquired in the Business Combination.

We evaluated these matters in accordance with SAB No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that their related impact was not material to the financial statements for any prior annual or interim periods. The Company will correct previously reported financial information for these immaterial matters in our future filings, as applicable. These corrections of immaterial errors do not have any impact on the previously reported financial information for the fiscal year ended December 31, 2022.

In addition, we made an adjustment to correct an immaterial presentation error regarding the effect of exchange rate changes on cash in our unaudited consolidated statements of cash flows.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

A summary of the adjustments to our prior period unaudited consolidated statement of comprehensive income (loss) is presented below:

	March 31, 2022
	As Reported	Adjustments	As Adjusted
Net income before income tax	$18,293	$-	$18,293
Income tax expense (benefit)	454	(1,160)	(706)
Net income	17,839	1,160	18,999
Net loss attributable to Fathom OpCo non-controlling interest	(5,259)	-	(5,259)
Net income attributable to controlling interest	23,098	1,160	24,258
Comprehensive income (loss):
Loss from foreign currency translation adjustments	(107)	-	(107)
Comprehensive income, net of tax	$22,991	$1,160	$24,151

The following table presents the effect of the adjustments to our prior period unaudited consolidated statement of cash flows.

	March 31, 2022
	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net income	$23,098	$1,160	$24,258
Adjustments to reconcile net income to net cash from operating activities:
Deferred taxes	(24)	(1,160)	(1,184)
Foreign currency translation adjustment	(107)	107	-
Net cash provided by operating activities	840	107	947
Net cash used in investing activities	(3,346)	-	(3,346)
Net cash used in financing activities	(5,858)	-	(5,858)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)	(107)

Net decrease in cash	$(8,364)	$-	$(8,364)

The following table presents the effect of the adjustments to our prior period unaudited consolidated statement of shareholders' equity and redeemable non-controlling interest.

	March 31, 2022
	As Reported	Adjustments	As Adjusted
Accumulated Deficit	$(24,508)	$1,267	$(23,241)
Other comprehensive loss	-	(107)	(107)
Total Equity Attributable to Fathom	443,980	1,160	445,140

Note 4. Revenue

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. Over the course of 2022, we were not able to support overtime revenue recognition for customer contracts within our injection molding business and transitioned to recognizing revenue on a point in time basis upon shipment. This change in revenue recognition is immaterial to the overall financial statements in all periods included in this Form 10-Q. We recognize revenue when the customer obtains control of the Company’s product, which occurs at a point in time, which is the time of shipment.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Revenue by product line for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue:
Additive Manufacturing	$3,588	$4,149
Injection Molding	4,679	6,815
CNC Machining	14,230	13,326
Precision Sheet Metal	10,383	14,683
Ancillary Product Lines	2,127	1,568
Total revenue	$35,007	$40,541

Note 5. Inventories

Inventory consists primarily of finished goods, raw materials, and work in process, which are recorded at the lower of cost or net realizable value, which approximates first-in, first-out (“FIFO”) cost. The Company periodically reviews its inventory for slow-moving, damaged, and discontinued items and provides allowances to reduce such items identified to their net recoverable amounts.

The Company’s inventory consisted of the following at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Finished goods	$2,194	$4,201
Raw materials	8,434	7,042
Work in process	6,031	4,742
Tooling	623	639
	17,282	16,624
Allowance for obsolescence	(511)	(906)
Total	$16,771	$15,718

Note 6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022	Estimated Useful Life
Machinery and equipment	$39,708	$39,516	6-10
Furniture and fixtures	3,579	3,100	10
Computer hardware	360	374	5
Property and leasehold improvements	6,730	6,839	3 - 23
Construction in progress	4,733	3,893	n/a
Auto / transportation equipment	287	312	3
Total	55,397	54,034
Accumulated depreciation	(7,588)	(6,331)
Total	$47,809	$47,703

Depreciation expense included in operating expenses for the three months ended March 31, 2023 and March 31, 2022 was $256 and $136, respectively. Depreciation expense included in cost of revenues for the three months ended March 31, 2023 and March 31, 2022 was $1,288, and $1,465, respectively.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 7. Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2023
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(5,948)	$64,052	15
Customer relationships	180,000	(12,076)	167,924	19
Developed software	4,300	(1,096)	3,204	5
Developed technology	15,700	(4,003)	11,697	5
Total intangible assets	$270,000	$(23,123)	$246,877

	December 31, 2022
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(4,782)	$65,218	15
Customer relationships	180,000	(9,707)	170,293	19
Developed software	4,300	(881)	3,419	5
Developed technology	15,700	(3,218)	12,482	5
Total intangible assets	$270,000	$(18,588)	$251,412

Aggregate amortization expense related to intangible assets for the three months ended March 31, 2023 and March 31, 2023 was $4,535 and $4,604, respectively. There are no intangible assets with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years and thereafter.

Year ended	Total
Remaining 2023	$13,605
2024	18,140
2025	18,140
2026	18,041
2027	14,140
Thereafter	164,811
Total	$246,877

Note 8. Reorganization

In July 2022, the Company's Board of Directors approved a reorganization plan (the "Reorganization") designed to consolidate the Company’s national footprint, streamline legacy leadership, and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. Pursuant to the Reorganization, the Company intended to:

•
Consolidate its existing facility in Oakland, California into Fathom headquarters in Hartland, Wisconsin, improving utilization and reducing costs;

•
Establish a Fathom technology center in Fremont, California that will focus on new and emerging technologies, specifically in the additive market; and

•
Consolidate leadership and other roles through a net workforce reduction of approximately 6%, create an accounting shared service organization to streamline company-wide processes and create economies of scale while pursuing additional shared-service systems in other administrative functions.

The Company has commenced workforce reductions and expects to complete these actions by the end of the second quarter of 2023. The Company completed the relocation of its Oakland, California facility to Hartland, Wisconsin location in the fourth quarter 2022.

On February 17, 2023, the Company committed to additional actions to continue and expand the reorganization plan, including consolidating our Austin, Texas facilities, reducing the Company’s workforce by an additional 14% to respond to market conditions and prioritizing investments and operations in line with near-term revenue generation. Expected costs associated with the future actions are estimated to be $247 and will be incurred during the second quarter of 2023.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Reorganizing charges are presented on the face of our consolidated statement of comprehensive income as an operating expense. For the three months ended March 31, 2023 and March 31, 2022, the Company has incurred costs associated with the reorganization of $650 and $0, respectively.

The following table summarizes activity in the liability related to the Company's reorganization plan.

Liability balance at December 31, 2022	$412
Charges	348
Payments	(513)
Liability balance at March 31, 2023	$247

The reorganization liability is included as part of other current liabilities in the unaudited consolidated balance sheet and as of March 31, 2023 and consists of employee termination costs of $247.

Note 9. Warrant Liability

As of March 31, 2023, the Company had 8,624,320 Public Warrants outstanding with a fair value price of $0.04 per Public Warrant, and 9,900,000 Private Placement Warrants outstanding with a fair value price of $0.07 per Private Placement Warrant. Each reporting period the public and private warrants are fair valued with the change in the fair value being recognized in the unaudited consolidated statement of comprehensive income. The change in the fair value for the three months ended March 31, 2023 and March 31, 2022 was $1,780 and $8,100, respectively, and is recognized in other income in the unaudited consolidated statement of comprehensive income.

The below table summarizes the number of outstanding warrants and their fair values as of March 31, 2023 and December 31, 2022. See Note 16, Fair Value Measurement, for further information.

	Fair Value	# of Warrants
March 31, 2023
Public Warrants	$340	8,624,320
Private Placement Warrants	$660	9,900,000

	Fair Value	# of Warrants
December 31, 2022
Public Warrants	$720	8,624,320
Private Placement Warrants	$2,060	9,900,000

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into a new Credit Agreement (as amended, the "Credit Agreement"), which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit facility were $42,000 at March 31, 2023. The loans made under the New Credit Agreement will mature in December 2026.

On November 10, 2022, the Company entered into an amendment (the "First Amendment") to the Credit Agreement. The First Amendment modified our financial covenants and also replaced the Adjusted LIBO Rate as an interest election with Term SOFR plus 0.10%.

On March 24, 2023, the Company entered into an additional amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment modified our financial covenants as disclosed in Note 11 - "Debt" of our 2022 Annual Report on Form 10-K.

The Company recorded aggregate deferred financing costs of $2,763 in conjunction with the Credit Agreement and the balance of such costs is presented net within current portion of long-term debt, net and long-term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

The Company is subject to various financial covenants under the Credit Agreement, including minimum EBITDA and minimum liquidity. For the period ending March 31, 2023, the Company was in compliance with all debt covenants of the Credit Agreement.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company’s debt as of March 31, 2023 and December 31, 2022 is as follows:

	As of March 31, 2023		As of December 31, 2022
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	8.35%	42,000	8.20%	37,000
Credit Agreement Term Loan	8.68%	120,313	8.43%	121,875
Total principal long-term debt		162,313		158,875
Debt issuance costs		(2,198)		(1,804)
Total debt		160,115		157,071
Less: current portion of long-term debt		48,377		42,744
Long-term debt, net of current portion		$111,738		$114,327

Interest on all debt is payable in 90 day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the three months ended March 31, 2023 and March 31, 2022 was $3,470 and $1,473, respectively. Included in interest expense, net on the accompanying unaudited consolidated statements of comprehensive income is amortization of debt issuance costs for the three months ended March 31, 2023 and March 31, 2022 was $131 and $100, respectively.

In December 2022, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $1,265, including a $35 financing fee at 6.13% annual rate, will be made between January 2023 and October 2023. As of March 31, 2023, the Company recognized $1,193 of prepaid assets and $867 of other current liabilities in the unaudited consolidated balance sheet. For the three months ended March 31, 2023, the Company recognized $404 of insurance expense in selling, general and administrative ("SG&A") expenses.

Note 11. Other (Income) Expense

Other income and expense, net consists of the following for the periods ended March 31, 2023 and March 31, 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Change in fair value of TRA	$300	$-
Other	65	116
Other expense	$365	$116
Change in fair value of Earnout Shares	(4,830)	(18,970)
Change in fair value of Warrants	(1,780)	(8,100)
Other	-	(95)
Other income	$(6,610)	$(27,165)

Note 12. Shared Based Compensation

On December 23, 2021, the Company adopted the Fathom Digital Manufacturing 2021 Omnibus Incentive Plan (the "2021 Omnibus Plan") to encourage the profitability and growth of the Company through short-term and long-term incentives to employees that are consistent with the Company's objectives. The 2021 Omnibus Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards, and any combination of the foregoing.

Stock Options

The following table represents stock option activity for the period ended March 31, 2023.

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	317,091	$8.71	6.17	$-
Granted	-	-	-	-
Exercised	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Non-vested at March 31, 2023	317,091	$8.71	5.92	$-

Exercisable at March 31, 2023	105,697	8.71	5.92	-

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

At March 31, 2022, there was approximately $900 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.67 years as of March 31, 2023.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company's restricted stock unit activity and the changes during the three months ended March 31, 2023 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2023	6,182,337	$9.28	$-
Granted	-	-	-
Vested	(277,480)	9.38	-
Forfeited	(148,065)	9.70	-
Non-vested at March 31, 2023	5,756,792	$9.26	$-

At March 31, 2023, there was approximately $7,467 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.60 years as of March 31, 2023.

Total stock based compensation expenses was $1,093 and $2,130 for the three months ended March 31, 2023 and 2022, respectively.

Note 13. Earnings Per Share

Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted net earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted Class A common stock outstanding.

The Company's basic earnings per share calculation is as follows:

	Period From
	January 1, 2023 - March 31, 2023	January 1, 2022 - March 31, 2022
	Class A	Class A
Basic Earnings Per Share:
Numerator
Net (loss) income	$(1,332)	$18,999
Less: Net loss attributable to non-controlling interests	(3,447)	(5,259)
Net income attributable to Class A common stock	$2,115	$24,258
Denominator
Weighted average shares of Class A common stock outstanding-basic	67,047,713	50,785,656
Basic Earnings Per Share	$0.03	$0.48

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

The Company's diluted earnings per share calculation is as follows:

	Period From
	January 1, 2023 - March 31, 2023	January 1, 2022 - March 31, 2022
	Class A	Class A
Diluted Earnings Per Share:
Numerator
Net income attributable to holders of Class A common stock	$2,115	$24,258
Denominator
Weighted average shares of Class A common stock outstanding-basic	67,047,713	50,785,656
Effect of Dilutive Securities
Assumed exchange for shares of Class A common stock	69,076,523	85,054,317
Weighted average shares of Class A common stock outstanding-diluted	136,124,236	135,839,973
Diluted Earnings Per Share	$0.02	$0.18

Note 14. Shareholders' Equity and Non-controlling interest

The Company’s equity consists of a total of 500,000,000 authorized shares across all classes of capital stock. The 500,000,000 authorized shares consist of 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share, 300,000,000 authorized shares of Class A common stock with a par value of $0.0001 per share, 180,000,000 shares of Class B common stock with a par value of $0.0001 par value per share, and 10,000,000 shares of Class C common stock with a par value of $0.0001 per share. Under its charter, the Company is not permitted to issue any shares of Class C common stock.

As of March 31, 2023, the Company had no outstanding shares of Preferred Stock, 69,546,514 outstanding shares of Class A common stock, 66,692,781 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the periods ended March 31, 2023, and March 31, 2022.

	Period From
	January 1, 2023 - March 31, 2023	January 1, 2022 - March 31, 2022
Fathom OpCo comprehensive loss	$(7,050)	$(8,429)
Non-controlling interest percentage	48.9%	64.2%
Comprehensive loss attributable to non-controlling interest	$(3,447)	$(5,259)

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

	Balance Sheet Location	March 31, 2023	December 31, 2022
Assets
Operating	Prepaid expenses and other current assets	$51	$143
Operating	Right-of-use lease assets, net	10,608	10,312
Financing	Right-of-use lease assets, net	2,196	2,253
Total lease assets		$12,855	$12,708
Liabilities
Current
Operating	Current lease liability	$2,088	$2,174
Financing	Current lease liability	206	200
Non-Current
Operating	Long-term lease liability	8,727	8,958
Financing	Long-term lease liability	2,072	2,125
Total lease liabilities		$13,093	$13,457

The following table sets forth our lease costs included in our unaudited consolidated statement of comprehensive income:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$789	$803
Short-term lease cost	-	4
Financing lease cost:
Amortization of ROU assets	56	54
Interest on lease liabilities	32	35
Sublease income	(34)	(34)
Total lease costs	$843	$862

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (years)
Operating	6.0	3.7
Financing	7.9	8.9
Weighted-average discount rate
Operating	5.6%	4.2%
Financing	5.6%	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remaining 2023	$2,036	$246	$2,282
2024	2,469	335	2,804
2025	2,092	346	2,438
2026	1,634	356	1,990
2027	1,428	366	1,794
Thereafter	3,807	1,200	5,007
Total future lease payments	13,466	2,849	16,315
Less: Discount	2,651	571	3,222
Present value of lease liability	$10,815	$2,278	$13,093

Note 16. Fair Value Measurement

The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2023.

	Fair Value Measurements as of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,300	$4,300
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	280	280
Fathom Earnout Shares Liability	-	-	1,780	1,780
Warrant liability – Public Warrants	340	-	-	340
Warrant liability – Private Placement Warrants	-	-	660	660
	$340	$-	$7,720	$8,060

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,000	$4,000
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	930	930
Fathom Earnout Shares Liability	-	-	5,960	5,960
Warrant liability – Public Warrants	720	-	-	720
Warrant liability – Private Placement Warrants	-	-	2,060	2,060
	$720	$-	$13,650	$14,370

The following table presents a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements.

	Level 3 liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2022	$4,000	$700	$930	$5,960	$2,060	$13,650
Payments	-	-	-	-	-	$-
Net (gain) loss (1)	300	-	(650)	(4,180)	(1,400)	$(5,930)
Ending balance at March 31, 2023	$4,300	$700	$280	$1,780	$660	$7,720

(1) Net gains on changes in recurring Level 3 fair value measurements are recognized in Other expense or Other income in our unaudited consolidated statement of comprehensive income.

Valuation Methodologies for Fair Value Measurements Categorized within Levels 2 and 3

Tax Receivable Agreement ("TRA")

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 17, existing non-controlling interest percentage of 48.9%, initial amortization deductions of $46,100, taxable income forecast by 2032 of $48,900, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of March 31, 2022 of $0.54, volatility of 73.4%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt range from 6.6% to 8.9%.

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

Earnout Shares Liability

The Earnout Shares are accounted for as liabilities in the Company's consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of 3.73 years, a risk-free rate of 3.73%, operating asset volatility of 77.4%, and equity volatility of 108.0%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrant Liability - Private Placement Warrants

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying unaudited consolidated balance sheet as of March 31, 2023, and December 31, 2022. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of operations.

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

The key inputs to the valuation of the Public Warrants include an expected term of 3.73 years, a strike price of $11.50, an assumption that the warrants can be early redeemed when the price of the Company's Class A common stock exceeds $18.00 for any 20 trading days within a 30-day trading period, and the warrants are assumed to remain outstanding until maturity unless they are redeemed early.

The Private Placement warrants are valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 92.5% based on the publicly traded per share price of the Company's Class A common stock as of March 31, 2023. Other key inputs into the valuation include a term of 3.73 years, a strike price of $11.50 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

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

Note 17. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The provision for income taxes was $55 for the three months ending March 31, 2023, compared to $706 for the three months ending March 31, 2022. The effective tax rate, including discrete items was (4.31%) for the three months ended March 31, 2023, compared to (3.86%) for the three months ended March 31, 2022. The tax provision for the three months ended March 31, 2023, is impacted by permanent differences with respect to gains and losses recorded on the Fathom earnout share liability, Sponsor earnout share liability, and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest no subject to taxes.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the three months ended March 31, 2023, the Company made no material adjustments to its assertion that deferred tax assets are not more likely than not to be realized. Therefore, the Company continues to record a valuation allowance.

As of March 31, 2023, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Consolidated Financial Statements

(In thousands, except share amounts)

Note 18. Commitments and Contingencies

The Company is subject to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial condition, comprehensive gain (loss) or cash flows.

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

	Period Ended March 31, 2023 Fathom OpCo Standalone	Period Ended December 31, 2022 Fathom OpCo Standalone
Total assets	$365,988	$370,245
Total liabilities	193,807	191,514
Total equity	172,181	178,731

Note 20 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Amendment and Restatement of TRA

On April 4, 2023, the Tax Receivable Agreement was amended and restated by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment was (i) the technical correction of an inadvertent omission from the original Tax Receivable Agreement of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the Tax Receivable Agreement. A copy of the Amended and Restated Tax Receivable Agreement is filed as Exhibit 10.1 to our 2022 Annual Report and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No.1. thereto (the "2022 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of our 2022 Form 10-K and other filings under the Exchange Act.

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

We have experienced growth since inception both organically and through our successful and proven acquisition playbook, which is enabled by our proprietary software platform that allows for a streamlined integration of acquired companies. Over the past three years, we have successfully completed 13 acquisitions to bolster our operations and offerings. Fathom started as Midwest Composite Technologies, LLC ("MCT"), a leader in prototyping and low-volume services. Founded in 1984, MCT specialized in model making, industrial design, and rapid prototyping. Today, MCT serves companies through a variety of in-house additive manufacturing technologies, including 3D printing and processing, CNC machining, injection molding, and industrial design capabilities. In September 2019, we acquired Kemeera, LLC to expand our additive, CNC machining injection molding, and development and engineering services, as well as bring urethane casting capabilities. In December 2019, we acquired ICOMold LLC ("ICOMold") to expand our injection molding capabilities and significantly enhance our customer experience by bringing in-house an interactive, automated quotation system capable of providing feedback in 30 seconds with an intuitive, customer-facing project management portal, which we have continued to develop and enhance. Our acquisition of ICOMold also expanded our capabilities into China. In July 2020, we acquired Incodema, LLC and Newchem, LLC to expand our in-house manufacturing processes to include precision sheet metal engineering solutions, including a broad array of sheet metal cutting and forming solutions such as laser cutting, micro waterjet, specialty stamping, and photochemical etching, among others, for quick and complex, tight tolerance parts. In August 2020, we acquired GPI Prototype & Manufacturing Services, LLC ("GPI") to expand our additive manufacturing capabilities. GPI was one of the first metal additive manufacturing service providers in the U.S., bringing metallurgical expertise in-house and enabling the Company to produce metal parts with complex geometries for on-demand manufacturing applications. In December 2020, we acquired Dahlquist Machine, LLC to expand our precision machining capabilities with state-of-the-art CNC mills and lathes for high-speed precision machining of light metals, aluminum, and plastics. In December 2020, we also acquired Majestic Metals, LLC, further expanding our precision sheet metal fabrication capabilities. Further, in December 2020, we acquired Mark Two Engineering, LLC expanding our precision machining services and footprint in the medical device industry. In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision, LLC (d/b/a Micropulse West) expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

We continue to invest in the enhancement and expansion of our technologies, processes, and capabilities with the aim of better serving the needs of a broader set of customers and end-markets. As a result of our efforts described above, we have developed a loyal base of approximately 2,500 customers, including many of the most innovative companies in the world. Our customers span across a diverse range of end-markets, including, but not limited to, the aerospace, defense, technology, medical, automotive, and IoT sectors.

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

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) the demand for manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially-distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No.1. thereto (the "2022 Form 10-K") .

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$35,007	$40,541
Cost of revenue	23,062	28,544
Gross profit	11,945	11,997
Operating expenses
Selling, general, and administrative	10,771	14,763
Depreciation and amortization	4,576	4,517
Restructuring	650	-
Total operating expenses	15,997	19,280
Operating loss	(4,052)	(7,283)
Interest expense and other (income) expense
Interest expense	3,470	1,473
Other expense	365	116
Other income	(6,610)	(27,165)
Total interest expense and other (income) expense, net	(2,775)	(25,576)
Net (loss) income before income tax	(1,277)	18,293
Income tax expense (benefit)	55	(706)
Net (loss) income	(1,332)	18,999
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(3,447)	(5,259)
Net income attributable to controlling interest	2,115	24,258
Comprehensive income:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive income, net of tax	$2,115	$24,151

Revenue

Revenue for the three months ended March 31, 2023 was $35,007 compared to $40,541 for the three months ended March 31, 2022, an decrease of 13.7%. The year-over-year decline was driven by ongoing softness in the macro-economic environment, mainly impacting our precision sheet metal and injection molding product lines, partially offset by a 6.8% increase in CNC machining revenue.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $11,945, or 34.1% of revenue, compared to $11,997, or 29.6% of revenue, for the three months ended March 31, 2022. Our 2022 gross profit was impacted by a $3,241 amortization expense related to inventory step-up adjustments from purchase accounting following the completion of the Business Combination. Excluding this one-time, non-cash adjustment, our gross profit for the three months ended March 31, 2022 would have been $15,238, or 37.5% of revenue. The decrease in gross profit from this 2022 adjustment was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

Selling, general and administrative ("SG&A") expenses were $10,771 and $14,763 for the three months ended March 31, 2023 and March 31, 2022, respectively. The $3,992 or 27.0%, decrease was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates and lower headcount, and the impact of the reorganization plan.

Depreciation and amortization expenses were $4,576 and $4,517 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase of $59, or 1.3%, was due to additional capital expenditures.

Operating Loss

Operating loss was $4,052 and $7,283 for the three months ended March 31, 2023 and March 31, 2022, respectively. The lower operating loss for the three months ended March 31, 2023 was primarily driven by the lower SG&A expenses.

Interest Expense and Other Expense (Income)

Interest expense was $3,470 and $1,473 for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase in interest expense is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $20,000 in borrowing on our revolving credit facility.

Other income was $6,610 and $27,165 for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in other income of $20,555 represents the changes in fair value in the earnout share liabilities and the warrant liability during the three months ended March 31, 2023 and March 31, 2022 of $6,610 and $27,070, respectively, which is primarily driven by the impact of the Company's share price on the related fair valuations.

Income Taxes

We recorded a tax expense of $55 for the three months ended March 31, 2023, and a tax benefit of $706 for the three months ended March 31, 2022. For the three months ended March 31, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses recorded on the fathom earn-out share liability, sponsor share earn-out liability and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes. For the three months ended March 31, 2022 the tax expenses were impacted by permanent differences with respect to gains and losses recorded on the earn-out share liability, sponsor share liability and warrant liabilities.

Non-GAAP Information

This Quarterly Report on Form 10-Q includes Adjusted Net Income (Loss) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and regularly used by securities analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted Net Income (Loss) and Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure and as calculated by us, may not be comparable to other similarly titled measures of performance of other companies within our industry or in other industries. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our U.S. GAAP results.

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the most directly comparable U.S. GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net (loss) income	$(1,332)	$18,999
Stock compensation	1,093	2,128
Inventory step-up amortization(1)	-	3,241
Restructuring expense	650	-
Change in fair value of warrant liability (2)	(1,780)	(8,100)
Change in fair value of earnout share liabilities(2)	(4,830)	(18,970)
Change in fair value of TRA liability (2)	300	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	395	1,878
Adjusted net loss	$(5,504)	$(824)

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability associated with the Business Combination;

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

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$(1,332)	$18,999
Depreciation and amortization	6,079	6,208
Interest expense, net	3,470	1,500
Income tax expense (benefit)	55	(706)
Stock compensation	1,093	2,128
Inventory step-up amortization(1)	-	3,241
Restructuring expense	650	-
Change in fair value of warrant liability(2)	(1,780)	(8,100)
Change in fair value of earnout share liabilities(2)	(4,830)	(18,970)
Change in fair value of TRA (2)	300	-
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	395	1,878
Adjusted EBITDA	$4,100	$6,178

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability associated with the Business Combination;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, severance, and management fees paid to our principal owner.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. In addition, under our Credit Agreement, the Company is subject to various financial covenants, including quarterly net leverage and interest coverage covenants. As of March 31, 2023, the Company was in compliance with all covenant requirements, see "Borrowings and Lines of Credit" below. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $12,129 in cash as of March 31, 2023. We believe our operating cash flows, together with amounts available under our Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months.

We may, however, need additional cash resources due to changed business conditions or other developments, including competitive pressures. Beyond the next twelve months, we expect our capital expenditures and working capital requirements to continue to increase, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2022 of $13,189 equaled approximately 8.2% of annual revenue We believe that our annual future growth capital expenditures, excluding buildings and maintenance capital we might purchase for our operations, are likely to be approximately 4.0% of annual revenue. To the extent that our available resources are insufficient to satisfy our short-term and long-term cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Borrowings and Lines of Credit

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit agreement were $42,000 at March 31, 2023. The loans made under the Credit Agreement will mature in December 2026.

The Company recorded aggregate deferred financing costs of $2,763 in conjunction with the Credit Agreement and the balance of such costs is presented net within current portion of long-term debt, net and long-term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

The Credit Agreement contains financial and other covenants that restrict our business activities and our ability to execute our strategic objectives. We recently entered into an amendment to the Credit Agreement to modify certain financial covenants. In the future, these covenants could restrict our ability to access the full capacity of the credit facilities under the Credit Agreement or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, we may need to seek additional covenant relief or modifications from the lenders in the future. Failure to comply with the covenants contained in our Credit Agreement (if not waived or further amended) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be approximately $64,654 based on the Company's closing share price of $0.54 at March 31, 2023. As of March 31, 2023, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2025.

On April 4, 2023, the TRA was amended and restated by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment was (i) the technical correction of an inadvertent omission from the original TRA of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-Corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the TRA. A copy of the Amended and Restated TRA is filed as Exhibit 10.1 to our 2022 Form 10-K and incorporated herein by reference.

Cash Flow Analysis

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by (used in) :
Operating Activities	$500	$947
Investing Activities	(1,917)	(3,346)
Financing Activities	2,833	(5,858)

Operating Activities

Net cash provided from operating activities was $500 and $947 for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease of $447 is primarily driven by a net loss for the three months ended March 31, 2023, compared to a net income for the three months ended March 31, 2022, mainly from lower SG&A expenses and a decrease in gains on warrant and earnout liability valuations based on lower share price, partially offset by improvements in working capital.

Investing Activities

Cash used in investing activities of $1,917 and $3,346 for the three months ended March 31, 2023 and March 31, 2022, respectively, represents capital expenditures.

Financing Activities

Cash provided by financing activities of $2,833 for the three months ended March 31, 2023 was due to $5,000 of proceeds from the revolving credit facility, partially offset by payments made on the term loan and the debt issuance costs. Cash used in financing activities of $5,858 for the three months ended March 31, 2022 was due to payments made on the term loan and the revolving credit facility.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Significant Accounting Policies in the notes to our audited consolidated financial statements in the Company's 2022 Form 10-K describes the significant accounting policies used in preparation of the unaudited consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the unaudited consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

Other Intangible Assets

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of March 31, 2023 and March 31, 2022, no impairment charges for intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 7—Intangible Assets in the accompanying notes to the unaudited consolidated financial statements for more information.

Revenue Recognition from Contracts with Customers

The Company accounts for revenue under ASC Topic 606, Revenue from Contracts with Customer's ("ASC 606"). Most of the Company’s revenue has one performance obligation and is recognized on a point-in-time basis upon shipment. Over the course of 2022 and for the three months ended March 31, 2023, we were not able to support overtime revenue recognition for customer contracts within our injection molding business and transitioned to recognizing revenue on a point in time basis upon shipment. This change in revenue recognition is immaterial to the overall financial statements in all periods included in this report on Form 10-Q. The Company’s payments terms are consistent with industry standards and never exceed 12 months.

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 16—Fair Value Measurement and Note 18—Commitments and Contingencies in the accompanying notes to our unaudited consolidated financial statements for more information.

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

Earnout Shares Liabilities and Warrant Liability

The fair values of the Sponsor earnout shares liability, Fathom earnout shares liability, and Warrants liability were determined using Monte Carlo simulations that have various significant unobservable inputs. The assumptions used could have a material impact on the valuation of these liabilities, and include our best estimate of expected volatility, expected holding periods and appropriate discounts for lack of marketability. Changes in the estimated fair values of these liabilities may have material impacts on our results of operations in any given period, as any increases in these liabilities have a corresponding negative impact on our U.S. GAAP results of operations in the period in which the changes occur. See Note 9 - Warrant Liability in the accompanying notes to our unaudited consolidated financial statements for more information.

Impact of Changes in Accounting on Recent and Future Trends

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The new standard was effective for the Company beginning January 1, 2023, and was applied using a modified retrospective transition method. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company concluded that the adoption of ASC 326 did not have a material impact on the consolidated financial statements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Altimar II was an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. Fathom is expected to remain an emerging growth company at least through the end of the 2023, and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare Fathom financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our 2022 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2022.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

The Company has a remediation plan for the identified material weaknesses that will dedicate resources and priority to accounting and finance reporting controls over revenue, expenditures, income taxes and related liabilities, and inventory. The remediation plan includes the implementation of companywide policies and procedures for critical accounting areas including revenue and inventory, the enhancement of our documentation retention policy and training for employees on internal controls over financial reporting.

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

Item 1A. Risk Factors.

Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our 2022 Form 10-K. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Fathom Digital Manufacturing Corporation

Date: May 15, 2023	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer