Form 10-Q
period 2023-06-30
Fathom Digital Manufacturing Corp
filed 2023-08-14
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39994

Fathom Digital Manufacturing Corporation

(Exact name of registrant as specified in its charter)

Delaware	40-0023833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 Walnut Ridge Drive Hartland, WI	53029
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 367-8254

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FATH	New York Stock Exchange
Warrants to purchase Class A common stock	FATH.WS	New York Stock Exchange

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

As of August 11, 2023, there were 70,085,417 shares of the registrant's Class A common stock outstanding and 65,547,589 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding our business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and "Risk Factor Summary" Item 1A. "Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended by Amendment No.1 thereto (the "2022 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	Period Ended
	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash	$10,733	$10,713
Accounts receivable, net (1)	24,496	28,641
Inventory	17,177	15,718
Prepaid expenses and other current assets	2,618	3,588
Total current assets	55,024	58,660
Property and equipment, net	48,384	47,703
Right-of-use lease assets, net	12,034	12,565
Intangible assets, net	242,342	251,412
Other non-current assets	144	175
Total assets	$357,928	$370,515
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable(2)	$10,311	$7,982
Accrued expenses	8,155	8,176
Current lease liability	2,233	2,374
Other current liabilities	3,478	4,828
Current portion of debt, net	49,167	42,744
Total current liabilities	73,344	66,104
Long-term debt, net	109,551	114,327
Fathom earnout shares liability	808	5,960
Sponsor earnout shares liability	137	930
Warrant liability	600	2,780
Payable to related parties pursuant to the tax receivable agreement (includes $4,050 and $4,000 at fair value, respectively)	28,263	25,360
Noncurrent lease liability	10,285	11,083
Total liabilities	222,988	226,544
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	80,059	92,207
Shareholders' Equity:
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; issued and outstanding 70,085,417 and 65,808,764 shares as of June 30, 2023 and December 31, 2022, respectively	7	7
Class B common stock, $0.0001 par value; 180,000,000 shares authorized; issued and outstanding 66,547,589 and 70,153,051 shares as of June 30, 2023 and December 31, 2022, respectively	7	7
Class C common stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in-capital	592,068	587,941
Accumulated other comprehensive loss	(107)	(107)
Accumulated deficit	(537,094)	(536,084)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	54,881	51,764
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$357,928	$370,515

(1) Inclusive of allowance for expected credit losses of $570 as of June 30, 2023 and allowance for doubtful accounts of $876 as of December 31, 2022, respectively

(2) Inclusive of accounts payable to related parties of $1,021 and $1,007 as of June 30, 2023 and December 31, 2022, respectively

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands, except shares, and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenue	$34,474	$41,985	$69,481	$82,526
Cost of revenue (1) (2) (3)	23,940	26,437	47,002	54,981
Gross profit	10,534	15,548	22,479	27,545
Operating expenses
Selling, general, and administrative	9,445	11,617	20,217	26,381
Depreciation and amortization	4,643	4,452	9,218	8,968
Restructuring	1,406	-	2,056	-
Total operating expenses	15,494	16,069	31,491	35,349
Operating loss	(4,960)	(521)	(9,012)	(7,804)
Interest expense and other (income) expense
Interest expense	3,959	1,858	7,429	3,332
Other expense	65	129	138	195
Other income	(1,784)	(36,108)	(8,103)	(63,223)
Total interest expense and other (income) expense, net	2,240	(34,121)	(536)	(59,696)
Net (loss) income before income tax	$(7,200)	$33,601	$(8,476)	$51,892
Income tax expense (benefit)	64	(683)	119	(1,386)
Net (loss) income	$(7,264)	$34,284	$(8,595)	$53,278
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(4,139)	(442)	(7,585)	(5,702)
Net (loss) income attributable to controlling interest	(3,125)	34,726	(1,010)	58,980
Comprehensive (loss) income:
Loss from foreign currency translation adjustments	-	-	-	(107)
Comprehensive (loss) income, net of tax	$(3,125)	$34,726	$(1,010)	$58,873
Earnings per Share:
Net (loss) income per share attributable to shares of Class A common stock
Basic	$(0.04)	$0.66	$(0.01)	$1.14
Diluted	$(0.02)	$0.26	$(0.01)	$0.44
Weighted average Class A common shares outstanding
Basic	69,703,407	52,259,885	68,382,896	51,530,961
Diluted	136,302,053	135,524,773	136,213,635	135,305,168

(1)
Inclusive of $1,822 and $1,541 of depreciation and amortization for the three months ended June 30, 2023 and June 30, 2022, respectively; and of $3,325 and $3,236 for the six months ended June 30, 2023 and June 30, 2022, respectively;
(2)
Inclusive of $2,346 and $1,852 of cost of revenue related to inventory purchases from a related party for the three months ended June 30, 2023 and June 30, 2022, respectively; and $4,078 and $4,137 for the six months ended June 30, 2023 and June 30, 2022, respectively; and
(3)
Inclusive of $0 and $0 of inventory step-up amortization for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0 and $3,241 for the six months ended June 30, 2023 and June 30, 2022, respectively

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2023	65,808,764	$7	70,153,051	$7	$587,941	$(536,084)	$(107)	$51,764	$92,207
Equity based compensation	-	-	-	-	1,093	-	-	1,093	-
Net income (loss)	-	-	-	-	-	2,115	-	2,115	(3,447)
Vesting of restricted shares, net of tax withholding	277,480	-	-	-	-	-	-	-	-
Exchange of Class B common stock and Fathom Opco units	3,460,270	-	(3,460,270)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	4,477	-	-	4,477	(4,477)
Tax receivable agreement liability on capital transactions	-	-	-	-	(2,500)	-	-	(2,500)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	-	-	-	-	-
Balance at March 31, 2023	69,546,514	$7	66,692,781	$7	$591,011	$(533,969)	$(107)	$56,949	$84,283
Equity based compensation	-	-	-	-	1,239	-	-	1,239	-
Net loss	-	-	-	-	-	(3,125)	-	(3,125)	(4,139)
Vesting of restricted shares, net of tax withholding	143,829	-	-	-	-	-	-	-	-
Issuance of Class A shares under Employee Stock Purchase Plan	249,648	-	-	-	86	-	-	86	-
Exchange of Class B common stock and Fathom Opco units	145,192	-	(145,192)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	85	-	-	85	(85)
Tax receivable agreement liability on capital transactions	-	-	-	-	(353)	-	-	(353)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	-	-	-	-	-
Balance at June 30, 2023	70,085,183	$7	66,547,589	$7	$592,068	$(537,094)	$(107)	$54,881	$80,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2022	50,785,656	$5	84,294,971	$8	$466,345	$(47,581)	$—	$418,777	$841,982
Equity based compensation	-	-	-	-	2,130	-	-	2,130	-
Cumulative effect from adoption of ASC 842	-	-	-	-	-	82	-	82	-
Net income (loss)	-	-	-	-	-	24,258	-	24,258	(5,259)
Other Comprehensive loss	-	-	-	-	-	-	(107)	(107)	-
Balance at March 31, 2022	50,785,656	$5	84,294,971	$8	$468,475	$(23,241)	$(107)	$445,140	$836,723
Equity based compensation	-	-	-	-	1,795	-	-	1,795	-
Net income (loss)	-	-	-	-	-	34,726	-	34,726	(442)
Vesting of restricted shares, net of tax withholding	530,532	-	-	-	(2,258)	-	-	(2,258)	-
Exchange of Class B common stock and Fathom Opco units	10,280,331	1	(10,280,331)	(1)	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	86,666	-	-	86,666	(86,666)
Tax receivable agreement liability on capital transactions	-	-	-	-	(15,870)	-	-	(15,870)	-
Tax impact of exchange of Class B common stock and Fathom Opco units	-	-	-	-	7,415	-	-	7,415	-
Balance at June 30, 2022	61,596,519	$6	74,014,640	$7	$546,223	$11,485	$(107)	$557,614	$749,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net (loss) income attributable to controlling interest	$(1,010)	$58,980
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,543	12,204
Amortization of inventory step-up	-	3,241
(Gain) Loss on disposal of property and equipment	-	(164)
Share-based compensation	2,332	3,925
Noncash lease expense, net	336	266
Deferred taxes	-	(2,199)
Bad debt expense	68	-
Non-controlling interest share of Fathom OpCo net loss	(7,585)	(5,701)
Change in fair value of Fathom earnout shares liability	(5,152)	(36,610)
Change in fair value of Sponsor earnout shares liability	(793)	(5,290)
Change in fair value of warrant liability	(2,180)	(20,600)
Change in fair value of tax receivable agreement	50	(200)
Change in fair value of contingent consideration	-	(148)
Amortization of debt financing costs	296	230
Changes in operating assets and liabilities that provided cash:
Accounts receivable	4,077	(1,430)
Inventory	(1,459)	(4,176)
Prepaid expenses and other assets	1,001	985
Accounts payable	1,211	(324)
Accrued liabilities and other	(1,612)	1,277
Net cash provided by operating activities	2,123	4,266

Cash Flows from Investing Activities
Purchase of property and equipment	(3,036)	(6,671)
Net cash used in investing activities	(3,036)	(6,671)

Cash Flows from Financing Activities
Proceeds from revolving credit facility, net	5,000	-
Payments on debt	(3,126)	(1,562)
Payments on finance leases	(162)	(157)
Payment of debt issuance costs	(524)	-
Tax payment for shares withheld in lieu of taxes	-	(2,258)
Proceeds from issuance of common stock under ESPP	86	-
Cash paid for contingent consideration	(341)	(2,750)
Net cash provided by (used in) financing activities	933	(6,727)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)

Net increase (decrease) in cash	20	(9,239)

Cash, beginning of period	10,713	20,357
Cash, end of period	$10,733	$11,118

Supplemental Cash Flows Information:
Cash paid for interest	$6,601	$1,686
Cash paid for taxes	577	-
Cash paid to related parties	4,065	4,826

Significant Non-Cash Transactions:
Property and equipment noncash transaction	1,118	1,485
Right-of-use assets acquired through lease liabilities	$788	$11,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

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

Fathom OpCo was formed on April 16, 2021, as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”). Capitalized terms used but not otherwise defined herein have the meanings given to such terms in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No.1. thereto (the "2022 Form 10-K").

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fathom Digital Manufacturing Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our 2022 Form 10-K. The Company's annual reporting period is the calendar year.

In the Company’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments, and assumptions. Amounts in the prior years' unaudited condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

The condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The reasonable probability of the Company being in non-compliance with the minimum EBITDA debt covenant requirements as of September 30, 2023, will require the Company to seek an amendment, waiver, or other changes to the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions; however there is no assurance that we will be successful, and our inability to obtain on acceptable terms such relief would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying unaudited condensed consolidated financial statements.

Recently Adopted Accounting Standards

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The new standard was effective for the Company beginning January 1, 2023, and was applied using a modified retrospective transition method. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company concluded that the adoption of ASC 326 did not have a material impact on the condensed consolidated financial statements.

Note 3. Immaterial Error Correction of Previously Issued Financial Statements

The Company has made certain adjustments to previously reported amounts for correcting immaterial errors in our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022. These adjustments corrected our income tax benefit (expense) and associated deferred tax liability or deferred tax asset due to completion of a comprehensive review of our opening tax basis acquired in the Business Combination.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

filings, as applicable. These corrections of immaterial errors do not have any impact on the previously reported financial information for the fiscal year ended December 31, 2022.

In addition, we made an adjustment to correct an immaterial presentation error regarding the effect of exchange rate changes on cash in our unaudited condensed consolidated statements of cash flows.

A summary of the adjustments to our prior period unaudited condensed consolidated statement of comprehensive income (loss) is presented below:

	Three Months Ended June 30, 2022
	As Reported	Adjustments	As Adjusted
Net income before income tax	$33,601	$-	$33,601
Income tax benefit	(378)	(305)	(683)
Net income	33,979	(305)	34,284
Net loss attributable to Fathom OpCo non-controlling interest	(442)	-	(442)
Net income attributable to controlling interest	34,421	(305)	34,726
Comprehensive income (loss):
Loss from foreign currency translation adjustments	-	-	-
Comprehensive income, net of tax	$34,421	$(305)	$34,726

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Adjusted
Net income before income tax	$51,892	$-	$51,892
Income tax expense (benefit)	79	(1,465)	(1,386)
Net income	51,813	(1,465)	53,278
Net loss attributable to Fathom OpCo non-controlling interest	(5,702)	-	(5,702)
Net income attributable to controlling interest	57,515	(1,465)	58,980
Comprehensive income (loss):
Loss from foreign currency translation adjustments	(107)	-	(107)
Comprehensive income, net of tax	$57,408	$(1,465)	$58,873

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of cash flows.

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net income	$57,515	$1,465	$58,980
Adjustments to reconcile net income to net cash from operating activities:
Deferred taxes	(734)	(1,465)	(2,199)
Foreign currency translation adjustment	(107)	107	-
Net cash provided by operating activities	4,159	107	4,266
Net cash used in investing activities	(6,671)	-	(6,671)
Net cash used in financing activities	(6,727)	-	(6,727)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)	(107)

Net decrease in cash	$(9,239)	$-	$(9,239)

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of shareholders' equity and redeemable non-controlling interest.

	June 30, 2022
	As Reported	Adjustments	As Adjusted
Accumulated deficit	$9,913	$1,572	$11,485
Additional paid-in-capital	554,159	(7,936)	546,223
Other comprehensive loss	-	(107)	(107)
Total equity attributable to Fathom	564,085	(6,471)	557,614

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. For the year ended December 31, 2022, and the three months ended March 31, 2023, the Company was not able to support over time revenue recognition for performance obligations to produce the mold and sample part and therefore recognized revenue for each performance obligation on a point-in time basis upon shipment. Effective for the three months ended June 30, 2023, the Company has enabled additional processes and controls to support recognizing revenue using the input method basis for those performance obligations where appropriate. This change in revenue recognition policy is immaterial to the overall financial statements in all periods included in this Form 10-Q.

Revenue by product line for the three and six months ended June 30, 2023 and June 30, 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Additive Manufacturing	$3,287	$4,410	$6,875	$8,559
Injection Molding	6,064	7,093	10,743	13,908
CNC Machining	13,240	14,584	27,470	27,910
Precision Sheet Metal	10,164	14,751	20,547	29,434
Ancillary Product Lines	1,719	1,147	3,846	2,715
Total revenue	$34,474	$41,985	$69,481	$82,526

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

The Company’s inventory consisted of the following at June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Raw materials	$8,474	$4,201
Work in process	6,658	7,042
Finished goods	2,556	5,381
	17,688	16,624
Allowance for obsolescence	(511)	(906)
Total	$17,177	$15,718

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 6. Property and Equipment

Property and equipment consisted of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022	Estimated Useful Life
Machinery and equipment	$42,314	$39,516	6-10
Furniture and fixtures	3,628	3,100	10
Computer hardware	360	374	5
Property and leasehold improvements	7,052	6,839	3 - 23
Construction in progress	3,952	3,893	n/a
Auto / transportation equipment	319	312	3
Total	57,625	54,034
Accumulated depreciation	(9,241)	(6,331)
Total	$48,384	$47,703

Depreciation expense included in operating expenses for the three months ended June 30, 2023, and June 30, 2022 was $322 and $138, respectively, and $577 and $274 for the six months ended June 30, 2023 and June 30, 2022, respectively. Depreciation expense included in cost of revenues for the three months ended June 30, 2023 and June 30, 2022 was $1,607 and $1,326, respectively, and $2,895 and $2,791 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Note 7. Intangible Assets, net

Intangible assets, net consisted of the following:

	June 30, 2023
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(7,115)	$62,885	15
Customer relationships	180,000	(14,444)	165,556	19
Developed software	4,300	(1,311)	2,989	5
Developed technology	15,700	(4,788)	10,912	5
Total intangible assets	$270,000	$(27,658)	$242,342

	December 31, 2022
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(4,782)	$65,218	15
Customer relationships	180,000	(9,707)	170,293	19
Developed software	4,300	(881)	3,419	5
Developed technology	15,700	(3,218)	12,482	5
Total intangible assets	$270,000	$(18,588)	$251,412

Aggregate amortization expense related to intangible assets was $4,535 and $4,535 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $9,070 and $9,139 for the six months ended June 30, 2023 and June 30, 2022, respectively. There are no intangible assets with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years and thereafter.

Year ended	Total
Remaining 2023	$9,070
2024	18,140
2025	18,140
2026	18,041
2027	14,140
Thereafter	164,811
Total	$242,342

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

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

The Company completed the workforce reductions and the relocation of its Oakland, California facility to Hartland, Wisconsin location during the fourth quarter of 2022.

On February 17, 2023, the Company committed to additional actions to continue and expand the reorganization plan, including consolidating our Austin, Texas facilities, reducing the Company’s workforce by an additional 14% to respond to market conditions and prioritizing investments and operations in line with near-term revenue generation. The Company is substantially complete with all actions associated with the reorganization plan and will record any remaining activity during the third quarter of 2023.

Reorganizing charges, are presented on the face of our condensed consolidated statement of comprehensive income (loss) as an operating expense and were $1,406, inclusive of inventory write-off of $1,112, and $0 for the three months ended June 30. 2023 and June 30, 2022, respectively. Reorganization charges were $2,056, inclusive of inventory write-off of $1,112, and $0 for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table summarizes activity in the liability related to the Company's reorganization plan.

Liability balance at December 31, 2022	$412
Charges	668
Payments	(820)
Liability balance at June 30, 2023	$260

The reorganization liability is included as part of other current liabilities in the unaudited condensed consolidated balance sheet and as of June 30, 2023 and consists of unpaid employee termination costs of $208.

Note 9. Warrant Liability

As of June 30, 2023, the Company had 8,624,320 Public Warrants outstanding with a fair value price of $0.01 per Public Warrant, and 9,900,000 Private Placement Warrants outstanding with a fair value price of $0.05 per Private Placement Warrant. Each reporting period the public and private warrants are fair valued with the change in the fair value being recognized in the unaudited condensed consolidated statement of comprehensive income (loss). The change in the fair value was $400 and $12,500 for the three months ended June 30, 2023, and June 30, 2022, respectively and $2,180 and $20,600 for the six months ended June 30, 2023 and June 30, 2022, respectively, and is recognized in other income in the unaudited condensed consolidated statement of comprehensive income (loss).

The below table summarizes the number of outstanding warrants and their fair values as of June 30, 2023, and December 31, 2022. See Note 16, Fair Value Measurement, for further information.

	Fair Value	# of Warrants
June 30, 2023
Public Warrants	$78	8,624,320
Private Placement Warrants	$522	9,900,000

	Fair Value	# of Warrants
December 31, 2022
Public Warrants	$720	8,624,320
Private Placement Warrants	$2,060	9,900,000

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into a new Credit Agreement (as amended, the "Credit Agreement"), which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit facility were $42,000 and $37,000 at June 30, 2023, and December 31, 2022, respectively. The loans made under the New Credit Agreement will mature in December 2026.

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

The Company recorded aggregate deferred financing costs of $2,763 in conjunction with the Credit Agreement and the balance of such costs is presented net within current portion of long-term debt, net and long-term debt, net on the Company's condensed consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

The Company is subject to various financial covenants under the Credit Agreement, including minimum EBITDA and minimum liquidity. For the period ending June 30, 2023, the Company was in compliance with all debt covenants of the Credit Agreement. The Credit Agreement calls for the minimum EBITDA requirement to increase for the nine months ended September 30, 2023, and again for the twelve months ended December 31, 2023. Based on our most recent financial forecast, it is reasonably probable that we will be in non-compliance with the minimum EBITDA requirement as of September 30, 2023, and we likely will need to seek covenant relief or modifications from the lenders. Failure to comply with the covenants contained in our Credit Agreement, if not waived or further amended on acceptable terms, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions. See Note 2, Basis of Presentation, for further information. The Company expects to meet the minimum liquidity covenant as of September 30, 2023, and December 31, 2023.

The Company’s debt as of June 30, 2023, and December 31, 2022 is as follows:

	As of June 30, 2023		As of December 31, 2022
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	8.75%	42,000	8.20%	37,000
Credit Agreement Term Loan	9.00%	118,750	8.43%	121,875
Total principal long-term debt		160,750		158,875
Debt issuance costs		(2,032)		(1,804)
Total debt		158,718		157,071
Less: current portion of long-term debt		49,167		42,744
Long-term debt, net of current portion		$109,551		$114,327

Interest on all debt is payable in 90-day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt was $3,959 and $1,843 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $7,429 and $3,316 for the six months ended June 30, 2023 and June 30, 2022, respectively. Included in interest expense, net on the accompanying unaudited condensed consolidated statements of comprehensive (loss) income is amortization of debt issuance costs was $166, and $130 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $296 and $230 for the six months ended June 30, 2023 and June 30, 2022, respectively.

In December 2022, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $1,265, including a $35 financing fee at 6.13% annual rate, will be made between January 2023 and October 2023. As of June 30, 2023, the Company recognized $801 of prepaid assets and $500 of other current liabilities in the unaudited condensed consolidated balance sheet. The Company recognized $404 and $808 of insurance expense in selling, general and administrative ("SG&A") expenses for the three and six months ended June 30, 2023, respectively.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 11. Other (Income) Expense

Other income and expense, net consists of the following for the three and six months ended June 30, 2023, and June 30, 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Change in fair value of TRA	$-	$-	$50	$-
Other	65	129	88	195
Other expense	$65	$129	$138	$195
Change in fair value of Earnout Shares	(1,115)	(22,930)	(5,945)	(41,900)
Change in fair value of Warrants	(400)	(12,500)	(2,180)	(20,600)
Change in fair value of TRA	(250)	(200)	-	(200)
Other	(19)	(478)	22	(523)
Other income	$(1,784)	$(36,108)	$(8,103)	$(63,223)

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

Stock Options

The following table represents stock option activity for the period ended June 30, 2023.

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	317,091	$8.71	6.17	$-
Granted	1,619,695	0.32	-	-
Exercised	-	-	-	-
Forfeited	(11,522)	8.89	-	-
Expired	-	-	-	-
Non-vested at June 30, 2023	1,925,264	$1.89	6.54	$-

Exercisable at June 30, 2023	105,697	$8.71	5.36	-

At June 30, 2023, there was approximately $1,368 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 2.07 years as of June 30, 2023.

The Company uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company's restricted stock unit activity and the changes during the six months ended June 30, 2023, are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2023	6,182,337	$9.28	$-
Granted	3,201,376	0.52	-
Vested	(304,104)	8.67	-
Forfeited	(451,398)	8.01	-
Non-vested at June 30, 2023	8,628,211	$6.01	$-

At June 30, 2023, there was approximately $7,483 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.95 years as of June 30, 2023.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Share Based Compensation Expense

Share based compensation was $1,239 and $1,795 for the three months ended June 30, 2023, and June 30, 2022, respectively, and $2,332 and $3,925 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Employee Stock Purchase Plan

The Company's 2022 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase a variable number of shares of our common stock during each offering period at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. We determine the fair value of stock-based compensation related to our ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

Employees purchased 249,648 shares of common stock under the ESPP at an average exercise price of $0.345 during the six months ended June 30, 2023. As of June 30, 2023, 966,911 shares remained available for future issuance under the ESPP.

We calculate the fair value of the shares under the ESPP using a Black-Scholes option valuation model. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended June 30, 2023
Expected term (years)	0.5 - 1.5
Expected volatility	77.5%
Expected dividend yield	0.0%
Risk-free interest rate	4.10%
Fair value of share	$1.32

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The Company's basic and diluted earnings per share calculation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
Numerator
Net (loss) income	$(7,264)	$34,284	$(8,595)	$53,278
Less: Net loss attributable to non-controlling interests	(4,139)	(442)	(7,585)	(5,702)
Net (loss) income attributable to Class A common stock	$(3,125)	$34,726	$(1,010)	$58,980

Denominator
Basic - weighted-average shares outstanding	69,703,407	52,259,885	68,382,896	51,530,961
Effect of dilutive securities
Assumed exchange for shares of Class A common stock	66,598,646	83,264,888	67,830,739	83,774,207
Diluted - weighted-average shares outstanding:	136,302,053	135,524,773	136,213,635	135,305,168
Net income per share
Basic	$(0.04)	$0.66	$(0.01)	$1.14
Diluted	$(0.02)	$0.26	$(0.01)	$0.44

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

As of June 30, 2023, the Company had no outstanding shares of Preferred Stock, 69,835,535 outstanding shares of Class A common stock, 66,547,589 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the three and six months ended June 30, 2023, and June 30, 2022.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Fathom OpCo comprehensive loss	$(8,495)	$(808)	$(16,079)	$(9,884)
Non-controlling interest percentage	48.7%	54.8%	48.7%	54.8%
Comprehensive loss attributable to noncontrolling interest	$(4,139)	$(442)	$(7,585)	$(5,702)

Note 15. Leases

The Company leases certain manufacturing facilities, office space, and equipment and determines if an arrangement is a lease at inception. Amounts associated with operating leases and financing leases are included in right-of-use lease assets (“ROU assets”), current lease liabilities and long-term lease liabilities in the Company's unaudited condensed consolidated balance sheet.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Certain of the Company’s operating leases include variable rental payments based on a percentage change of certain Consumer Price Index. Variable rental payments are recognized in the condensed consolidated statement of comprehensive income (loss) in the period in which the obligation for those payments is incurred. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Balance Sheet Location	June 30, 2023	December 31, 2022
Assets
Operating	Prepaid expenses and other current assets	$209	$143
Operating	Right-of-use operating lease assets, net	9,895	10,312
Financing	Right-of-use financing lease assets, net	2,139	2,253
Total lease assets		$12,243	$12,708
Liabilities
Current
Operating	Current operating lease liability	$2,022	$2,174
Financing	Current financing lease liability	211	200
Non-Current
Operating	Long-term operating lease liability	8,269	8,958
Financing	Long-term financing lease liability	2,016	2,125
Total lease liabilities		$12,518	$13,457

The following table sets forth our lease costs included in our unaudited condensed consolidated statement of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$706	$817	$1,495	$1,620
Short-term lease cost	-	4	-	8
Financing lease cost:			-
Amortization of ROU assets	75	54	131	108
Interest on lease liabilities	42	34	74	69
Sublease income	(34)	(34)	(68)	(68)
Total lease costs	$789	$875	$1,632	$1,737

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (years)	6.2	3.6
Operating	7.5	8.6
Financing
Weighted-average discount rate
Operating	5.7%	4.2%
Financing	5.6%	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remaining 2023	$1,348	$164	$1,512
2024	2,469	335	2,804
2025	2,092	346	2,438
2026	1,634	356	1,990
2027	1,428	365	1,793
Thereafter	3,807	1,200	5,007
Total future lease payments	12,778	2,766	15,544
Less: Discount	2,487	539	3,026
Present value of lease liability	$10,291	$2,227	$12,518

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

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

Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2023.

	Fair Value Measurements as of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,050	$4,050
Fathom OpCo acquisitions contingent consideration	-	-	359	359
Sponsor Earnout Shares Liability	-	-	137	137
Fathom Earnout Shares Liability	-	-	808	808
Warrant liability – Public Warrants	78	-	-	78
Warrant liability – Private Placement Warrants	-	-	522	522
	$78	$-	$5,876	$5,954

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,000	$4,000
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	930	930
Fathom Earnout Shares Liability	-	-	5,960	5,960
Warrant liability – Public Warrants	720	-	-	720
Warrant liability – Private Placement Warrants	-	-	2,060	2,060
	$720	$-	$13,650	$14,370

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The following table presents a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements.

	Level 3 liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2022	$4,000	$700	$930	$5,960	$2,060	$13,650
Payments	-	(341)	-	-	-	$(341)
Net (gain) loss (1)	50	-	(793)	(5,152)	(1,538)	$(7,433)
Ending balance at June 30, 2023	$4,050	$359	$137	$808	$522	$5,876

(1) Net gains on changes in recurring Level 3 fair value measurements are recognized in Other expense or Other income in our unaudited condensed consolidated statement of comprehensive income (loss).

Valuation Methodologies for Fair Value Measurements Categorized within Level 3

Tax Receivable Agreement ("TRA")

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 26.9%, an annual TRA payment date of February 17, existing non-controlling interest percentage of 48.7%, initial amortization deductions of $46,070, taxable income forecast by 2032 of $67,762, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of June 30, 2022 of $0.41, volatility of 79.0%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt of 10.74%.

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

Earnout Shares Liability

The Earnout Shares are accounted for as liabilities in the Company's condensed consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of 3.48 years, a risk-free rate of 4.32%, operating asset volatility of 69.7%, and equity volatility of 119.9%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrant Liability

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023, and December 31, 2022. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of comprehensive (loss) income.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The key inputs to the valuation of the Public Warrants include an expected term of 3.48 years, a strike price of $11.50, an assumption that the warrants can be early redeemed when the price of the Company's Class A common stock exceeds $18.00 for any 20 trading days within a 30-day trading period, and the warrants are assumed to remain outstanding until maturity unless they are redeemed early.

The Private Placement warrants are valued using a Black-Scholes option pricing approach, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 102.0% based on the publicly traded per share price of the Company's Class A common stock as of June 30, 2023. Other key inputs into the valuation include a term of 3.48 years, a strike price of $11.50 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

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

Note 17. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The provision for income taxes was $64 for the three months ending June 30, 2023, compared to a tax benefit of ($683) for the three months ended June 30, 2022. The effective tax rate, including discrete items, was (0.89%) for the three months ended June 30, 2023, compared to (2.03%) for the three months ended June 30, 2022. The provision for income taxes was $119 for the six months ending June 30, 2023 compared to ($1,386) for the six months ended June 30, 2022. The effective tax rate, including discrete items, was (1.40%) for the period ended June 30, 2023, compared to (2.67%) for the six months ended June 30, 2022. The tax provision for the three and six months ended June 30, 2023, was impacted by permanent differences with respect to gains and losses recorded on the earnout share liabilities and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the six months ended June 30, 2023, the Company made no material adjustments to its assertion that deferred tax assets are not more-likely than not to be realized.

As of June 30, 2023, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

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

The following table presents a summary of the total assets, liabilities, and shareholders' equity of the Company’s condensed consolidated VIE, which is comprised solely of Fathom OpCo.

	Period Ended June 30, 2023 Fathom OpCo Standalone	Period Ended December 31, 2022 Fathom OpCo Standalone
Total assets	$357,657	$370,245
Total liabilities	193,180	191,514
Total equity	164,477	178,731

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 20 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No.1. thereto (the "2022 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, those discussed in Part II, Item 1A "Risk Factors" of this Form 10-Q. and those discussed in Item 1A “Risk Factors” of our 2022 Form 10-K and other filings under the Exchange Act.

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

We seamlessly blend in-house capabilities consisting of plastic and metal additive technologies, injection molding and tooling, computer numerical control (“CNC”) machining, and precision sheet metal fabrication. We operate over 530 advanced manufacturing systems across 25 unique manufacturing processes and a 400,000 sq. ft. manufacturing footprint, spanning 11 facilities located primarily within the U.S. We believe we are positioned to serve the largest geographic markets in which our customers are located and enable cost-effective and rapid turnaround times for our customers. Our scale and the breadth of offerings allow our customers to consolidate their supply chain and product development needs through the ability to source through a single manufacturing supplier. Fathom’s manufacturing technologies and capacity are further extended through the utilization of a selected group of highly qualified suppliers that specialize in injection molding and tooling and CNC machining.

Over the past three years, we have successfully completed 13 acquisitions to bolster our operations and offerings. Fathom started as Midwest Composite Technologies, LLC ("MCT"), a leader in prototyping and low-volume services. Founded in 1984, MCT specialized in model making, industrial design, and rapid prototyping. Today, MCT serves companies through a variety of in-house additive manufacturing technologies, including 3D printing and processing, CNC machining, injection molding, and industrial design capabilities. In September 2019, we acquired Kemeera, LLC to expand our additive, CNC machining injection molding, and development and engineering services, as well as bring urethane casting capabilities. In December 2019, we acquired ICOMold LLC ("ICOMold") to expand our injection molding capabilities and significantly enhance our customer experience by bringing in-house an interactive, automated quotation system capable of providing feedback in 30 seconds with an intuitive, customer-facing project management portal, which we have continued to develop and enhance. Our acquisition of ICOMold also expanded our capabilities into China. In July 2020, we acquired Incodema, LLC and Newchem, LLC to expand our in-house manufacturing processes to include precision sheet metal engineering solutions, including a broad array of sheet metal cutting and forming solutions such as laser cutting, micro waterjet, specialty stamping, and photochemical etching, among others, for quick and complex, tight tolerance parts. In August 2020, we acquired GPI Prototype & Manufacturing Services, LLC ("GPI") to expand our additive manufacturing capabilities. GPI was one of the first metal additive manufacturing service providers in the U.S., bringing metallurgical expertise in-house and enabling the Company to produce metal parts with complex geometries for on-demand manufacturing applications. In December 2020, we acquired Dahlquist Machine, LLC to expand our precision machining capabilities with state-of-the-art CNC mills and lathes for high-speed precision machining of light metals, aluminum, and plastics. In December 2020, we also acquired Majestic Metals, LLC, further expanding our precision sheet metal fabrication capabilities. Further, in December 2020, we acquired Mark Two Engineering, LLC, expanding our precision machining services and footprint in the medical device industry. In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision, LLC (d/b/a Micropulse West) expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

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

Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended
	June 30, 2023	June 30, 2022

Revenue	$34,474	$41,985
Cost of revenue	23,940	26,437
Gross profit	10,534	15,548
Operating expenses
Selling, general, and administrative	9,445	11,617
Depreciation and amortization	4,643	4,452
Restructuring	1,406	-
Total operating expenses	15,494	16,069
Operating loss	(4,960)	(521)
Interest expense and other (income) expense
Interest expense	3,959	1,858
Other expense	65	129
Other income	(1,784)	(36,108)
Total interest expense and other (income) expense, net	2,240	(34,121)
Net (loss) income before income tax	(7,200)	33,601
Income tax expense (benefit)	64	(683)
Net (loss) income	(7,264)	34,284
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(4,139)	(442)
Net (loss) income attributable to controlling interest	(3,125)	34,726
Comprehensive income:
Loss from foreign currency translation adjustments	-	-
Comprehensive (loss) income, net of tax	$(3,125)	$34,726

Revenue

Revenue for the three months ended June 30, 2023, was $34,474 compared to $41,985 for the three months ended June 30, 2022, a decrease of 17.9%. The year-over-year decline was driven by ongoing softness in the macro-economic environment, mainly impacting our precision sheet metal product line.

Gross Profit

Gross profit for the three months ended June 30, 2023, was $10,534, or 30.6% of revenue, compared to $15,548, or 37.0% of revenue, for the three months ended June 30, 2022. The decrease in gross profit was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

Selling, general, and administrative ("SG&A") expenses were $9,445 and $11,617 for the three months ended June 30, 2023, and June 30, 2022, respectively. The $2,172 or 18.7%, decrease was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates, lower headcount, and the impact of the reorganization plan.

Depreciation and amortization expenses were $4,643 and $4,452 for the three months ended June 30, 2023, and June 30, 2022, respectively. The increase of $191, or 4.3%, was due to additional capital expenditures.

Restructuring expenses were $1,406 and $0 for the three months ended June 30, 2023, and June 30, 2022, respectively. The increase of $1,406 relates to the reorganization activities that the Company has performed during the three months ended June 30, 2023 that did not exist in the prior year.

Operating Loss

Operating loss was $4,960 and $521 for the three months ended June 30, 2023, and June 30, 2022, respectively. The higher operating loss was primarily driven by the lower sales volume and the associated overhead absorption impacts, restructuring charges incurred during 2023, partially offset by decreased SG&A expenses.

Interest Expense and Other Expense (Income)

Interest expense was $3,959 and $1,858 for the three months ended June 30, 2023, and June 30, 2022, respectively. The increase in interest expense is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $20,000 in borrowing on our revolving credit facility since June 2022.

Other income was $1,784 and $36,108 for the three months ended June 30, 2023, and June 30, 2022, respectively. The decrease in other income of $34,324 represents the changes in fair value in the earnout share liabilities and the warrant liability during the three months ended June 30, 2023, and June 30, 2022 of $21,815 and $22,930, respectively, due to a decrease in the Company's share price.

Income Taxes

We recorded a tax expense of $64 for the three months ended June 30, 2023, and a tax benefit of $683 for the three months ended June 30, 2022. For the three months ended June 30, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses from the earnout share liabilities and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes. For the three months ended June 30, 2022 the tax benefit was impacted by a reduction on the deferred tax liability, partially offset by statutory income with permanent differences with respect to gains and losses recorded on the earnout share liabilities and warrant liabilities.

Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended
	June 30, 2023	June 30, 2022

Revenue	$69,481	$82,526
Cost of revenue	47,002	54,981
Gross profit	22,479	27,545
Operating expenses
Selling, general, and administrative	20,217	26,381
Depreciation and amortization	9,218	8,968
Restructuring	2,056	-
Total operating expenses	31,491	35,349
Operating loss	(9,012)	(7,804)
Interest expense and other (income) expense
Interest expense	7,429	3,332
Other expense	138	195
Other income	(8,103)	(63,223)
Total interest expense and other (income) expense, net	(536)	(59,696)
Net (loss) income before income tax	(8,476)	51,892
Income tax expense (benefit)	119	(1,386)
Net (loss) income	(8,595)	53,278
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(7,585)	(5,702)
Net (loss) income attributable to controlling interest	(1,010)	58,980
Comprehensive income:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive (loss) income, net of tax	$(1,010)	$58,873

Revenue

Revenue for the six months ended June 30, 2023, was $69,481 compared to $82,526 for the six months ended June 30, 2022, a decrease of 15.8%. The year-over-year decline was driven by ongoing softness in the macro-economic environment, mainly impacting our precision sheet metal product line.

Gross Profit

Gross profit for the six months ended June 30, 2023, was $22,479, or 32.4% of revenue, compared to $27,545, or 33.4% of revenue, for the six months ended June 30, 2022. The decrease in gross profit from 2022 was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

SG&A expenses were $20,217 and $26,381 for the six months ended June 30, 2023, and June 30, 2022, respectively. The $6,164 or 23.4%, decrease was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates, lower headcount, and the impact of the reorganization plan.

Depreciation and amortization expenses were $9,218 and $8,968 for the six months ended June 30, 2023, and June 30, 2022, respectively. The increase of $250, or 2.8%, was due to additional capital expenditures.

Restructuring expenses were $2,056 and $0 for the three months ended June 30, 2023, and June 30, 2022, respectively. The increase of $1,406 relates to the reorganization activities that the Company has performed during the three months ended June 30, 2023, that did not exist in the prior year.

Operating Loss

Operating loss was $9,012 and $7,804 for the six months ended June 30, 2023, and June 30, 2022, respectively. The higher operating loss was primarily driven by lower sales volume and the associated overhead absorption impacts, partially offset by decreased SG&A expenses.

Interest Expense and Other Expense (Income)

Interest expense was $7,429 and $3,332 for the six months ended June 30, 2023, and June 30, 2022, respectively. The increase in interest expense is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $20,000 in borrowing on our revolving credit facility since June 2022.

Other income was $8,103 and $63,223 for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in other income of $55,120 represents the changes in fair value in the earnout share liabilities and the warrant liability during the six months ended June 30, 2023 and June 30, 2022 of $8,125 and $41,900, respectively, due to a decrease in the Company's share price.

Income Taxes

We recorded a tax expense of $119 for the six months ended June 30, 2023, and a tax benefit of $1,386 for the six months ended June 30, 2022. For the six months ended June 30, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses from the earnout share liabilities and the warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes. For the six months ended June 30, 2022 the tax benefit was impacted by a reduction on the deferred tax liability, partially offset by statutory income with permanent differences with respect to gains and losses recorded on the earnout share liabilities and warrant liabilities.

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net income (loss), the most directly comparable U.S. GAAP measure, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income	$(7,264)	$34,284	$(8,595)	$53,278
Stock compensation	1,239	1,796	2,332	3,926
Inventory step-up amortization(1)	-	-	-	3,241
Restructuring expense	1,406	-	2,056	-
Change in fair value of warrant liability (2)	(400)	(12,500)	(2,180)	(20,600)
Change in fair value of earnout share liabilities(2)	(1,115)	(22,930)	(5,945)	(41,900)
Change in fair value of TRA liability (2)	(250)	(200)	50	(200)
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	715	1,047	1,111	2,951
Adjusted net loss	$(5,669)	$1,497	$(11,171)	$696

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, and severance.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income	$(7,264)	$34,284	$(8,595)	$53,278
Depreciation and amortization	6,465	5,996	12,543	12,204
Interest expense, net	3,959	1,858	7,429	3,332
Income tax expense (benefit)	64	(378)	119	(1,386)
Stock compensation	1,239	1,796	2,332	3,926
Inventory step-up amortization(1)	-	-	-	3,241
Restructuring expense	1,406	-	2,056	-
Change in fair value of warrant liability(2)	(400)	(12,500)	(2,180)	(20,600)
Change in fair value of earnout share liabilities(2)	(1,115)	(22,930)	(5,945)	(41,900)
Change in fair value of TRA (2)	(250)	(200)	50	(200)
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	715	1,047	1,111	2,951
Adjusted EBITDA	$4,819	$8,973	$8,920	$14,846

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs for new acquisitions, and severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our growth strategies, including business combination activity, capital equipment investments, and business development efforts, as well as compensation and benefits of our employees. The Company is subject to various financial covenants under the Credit Agreement, including minimum EBITDA and minimum liquidity. For the period ending June 30, 2023, the Company was in compliance with all debt covenants of the Credit Agreement. The Credit Agreement calls for the minimum EBITDA requirement to increase for the nine months ended September 30, 2023, and again for the twelve months ended December 31, 2023. Based on our most recent financial forecast, it is reasonably probable that we will be in non-compliance with the minimum EBITDA requirement as of September 30, 2023, and we likely will need to seek covenant relief or modifications from our lenders. Failure to comply with the covenants contained in our Credit Agreement, if not waived or further amended on acceptable terms, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement. The Company expects to meet the minimum liquidity covenant as of September 30, 2023 and December 31, 2023. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $10,733 in cash as of June 30, 2023. We believe our operating cash flows, together with amounts available under our Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months; provided, that we are able to obtain on favorable terms an amendment, waiver, or other changes to the Credit Agreement to address our anticipated failure to comply with the minimum EBITDA covenant at September 30, 2023.

We may, however, need additional cash resources due to changed business conditions or other developments, including competitive pressures. Beyond the next twelve months, we expect our capital expenditures and working capital requirements to continue to increase, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2022 of $13,189 equaled approximately 8.2% of annual revenue. We believe that our annual future growth capital expenditures, excluding buildings and maintenance capital we might purchase for our operations, are likely to be approximately 4.0% of annual revenue. To the extent that our available resources are insufficient to satisfy our short-term and long-term cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Borrowings and Lines of Credit

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan. The Company's borrowings under the revolving credit agreement were $42,000 at June 30, 2023. The loans made under the Credit Agreement will mature in December 2026.

The Company recorded aggregate deferred financing costs of $2,763 in conjunction with the Credit Agreement and the balance of such costs is presented net within current portion of long-term debt, net and long-term debt, net on the Company's condensed consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

The Credit Agreement contains financial and other covenants that restrict our business activities and our ability to execute our strategic objectives. We recently entered into an amendment to the Credit Agreement to modify certain financial covenants. In the future, these covenants could restrict our ability to access the full capacity of the credit facilities under the Credit Agreement or require us to repay amounts borrowed. In addition, if we are not able to comply with these covenants, including as a result of not satisfying the minimum EBITDA requirement as of September 30, 2023, as discussed above under “Liquidity and Capital Resources,” we likely will need to seek covenant relief or modifications from the lenders. Failure to comply with the covenants contained in our Credit Agreement (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

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

Going Concern Consideration

The condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The reasonable probability of the Company being in non-compliance with the minimum EBITDA debt covenant requirements as of September 30, 2023, will likely require the Company to seek an amendment, waiver, or other changes to the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions; however there is no assurance that we will be successful, and our inability to obtain on acceptable terms such relief would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying unaudited condensed consolidated financial statements..

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be approximately $62,368 based on the Company's closing share price of $0.41 at June 30, 2023. As of June 30, 2023, we do not expect to make any material payments within the next two years and anticipate payments to become more material beginning in 2025.

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

Cash Flow Analysis

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash provided by (used in) :
Operating Activities	$2,123	$4,266
Investing Activities	(3,036)	(6,671)
Financing Activities	933	(6,727)

Operating Activities

Net cash provided from operating activities was $2,123 and $4,266 for the six months ended June 30, 2023, and June 30, 2022, respectively. The decrease of $2,143 is primarily driven by a larger operating loss for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly from lower revenues.

Investing Activities

Cash used in investing activities of $3,036 and $6,671 for the six months ended June 30, 2023, and June 30, 2022, respectively, represents capital expenditures.

Financing Activities

Cash provided by financing activities of $933 for the six months ended June 30, 2023, was due to $5,000 of proceeds from the revolving credit facility, partially offset by payments made on the term loan and the debt issuance costs. Cash used in financing activities of $6,727 for the six months ended June 30, 2022, was due to payments made on the term loan, contingent consideration and tax payments for shares in lieu of taxes.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Significant Accounting Policies in the notes to our audited condensed consolidated financial statements in the Company's 2022 Form 10-K describes the significant accounting policies used in preparation of the unaudited condensed consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the unaudited condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

Impact of Changes in Accounting on Recent and Future Trends

The FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASC 326"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments including trade receivables and available for sale debt securities. ASC 326 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The new standard was effective for the Company beginning January 1, 2023, and was applied using a modified retrospective transition method. The FASB subsequently issued other related ASUs that amend ASU No. 2016-13 to provide clarification and additional guidance. The Company concluded that the adoption of ASC 326 did not have a material impact on the condensed consolidated financial statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim condensed consolidated financial statements may not be prevented or detected on a timely basis.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

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

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness. Until these weaknesses are remediated, the Company plans to continue to perform additional analyses and other mitigating procedures to ensure that the condensed consolidated financial statements are prepared in accordance with U.S. GAAP.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 18 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements for additional information.

Item 1A. Risk Factors.

The following additional risk factor should be read in conjunction with the risk factors set forth under “Item 1A. Risk Factors” in our 2022 Form 10-K. The risks described below are further qualified by the information relating to our liquidity and capital resources and our Credit Agreement as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” “ – Borrowings and Lines of Credit” and “– Going Concern Consideration.” There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our 2022 Form 10-K, except as follows:

Our Credit Agreement requires us to comply with financial maintenance covenants, including a minimum EBITDA covenant measured as of the end of each fiscal quarter. It is reasonably probable that we will not be in compliance with the minimum EBITDA covenant as of September 30, 2023, which could result in the lenders declaring an event of default under the Credit Agreement if we are unable to obtain on acceptable terms an amendment, waiver or other change to the Credit Agreement to address this anticipated noncompliance. In the event the lenders exercise their right to accelerate the repayment of our indebtedness under the Credit Agreement, our inability to repay the debt obligation in that scenario would raise substantial doubt about the Company’s ability to continue as a going concern.

Among other covenants, the Credit Agreement calls for the minimum EBITDA requirement to increase on September 30, 2023, and again on December 31, 2023. Based on our most recent financial forecast, it is reasonably probable that we will be in non-compliance with the minimum EBITDA requirement as of September 30, 2023, and we likely will need to seek covenant relief or modifications from the lenders.

Any amendment or waiver under the Credit Agreement to address this anticipated covenant non-compliance may result in increased interest rates or premiums and more restrictive covenants and other terms less advantageous to us, and may require the payment of a fee for such amendment or waiver. There can be no assurance that we would be able to obtain a waiver or amendment on terms acceptable to us.

Even if the lenders do grant an amendment to or waiver under the Credit Agreement to address the anticipated covenant non-compliance, any future financial maintenance covenant non-compliance could give rise to an event of default thereunder.

If the lenders do not grant an amendment to or waiver of our anticipated minimum EBITDA covenant non-compliance as of September 30, 2023 or any future covenant non-compliance, the indebtedness under the Credit Agreement could be declared immediately due and payable, which would likely have a material adverse effect on the Company including raising substantial doubt about the Company’s ability to continue as a going concern.

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

Fathom Digital Manufacturing Corporation

Date: August 14, 2023	By:	/s/ Ryan Martin
Ryan Martin
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer