Form 10-Q
period 2023-09-30
Fathom Digital Manufacturing Corp
filed 2023-11-14
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 3,507,084 shares of the registrant's Class A common stock outstanding and 3,327,379 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding our business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and "Risk Factor Summary" Item 1A. "Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended by Amendment No.1 thereto (as amended the "2022 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	Period Ended
	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash	$7,821	$10,713
Accounts receivable, net (1)	22,040	28,641
Inventory	16,779	15,718
Prepaid expenses and other current assets	2,403	3,588
Total current assets	49,043	58,660
Property and equipment, net	47,164	47,703
Right-of-use lease assets, net	11,469	12,565
Intangible assets, net	237,807	251,412
Other non-current assets	142	175
Total assets	$345,625	$370,515
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$9,401	$7,982
Accrued expenses	7,691	8,176
Current lease liability	2,143	2,374
Other current liabilities	2,671	4,828
Current portion of debt, net	157,321	42,744
Total current liabilities	179,227	66,104
Long-term debt, net	-	114,327
Fathom earnout shares liability	283	5,960
Sponsor earnout shares liability	49	930
Warrant liability	191	2,780
Payable to related parties pursuant to the tax receivable agreement (includes $4,416 and $4,000 at fair value, respectively)	25,800	25,360
Noncurrent lease liability	9,709	11,083
Total liabilities	215,259	226,544
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	76,144	92,207
Shareholders' Equity:
Class A common stock, $0.0001 par value; 15,000,000 shares authorized; issued and outstanding 3,507,084 and 3,290,438 shares as of September 30, 2023 and December 31, 2022, respectively(2)	-	7
Class B common stock, $0.0001 par value; 9,000,000 shares authorized; issued and outstanding 3,327,379 and 3,507,653 shares as of September 30, 2023 and December 31, 2022, respectively(2)	-	7
Class C common stock, $0.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, $0.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Additional paid-in-capital	595,785	587,941
Accumulated other comprehensive loss	(107)	(107)
Accumulated deficit	(541,456)	(536,084)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	54,222	51,764
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$345,625	$370,515

(1) Inclusive of allowance for expected credit losses of $580 as of September 30, 2023 and allowance for doubtful accounts of $876 as of December 31, 2022, respectively

(2) Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands, except shares, and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenue	$31,458	$40,210	$100,939	$122,737
Cost of revenue (1) (2)	23,194	25,144	70,196	80,126
Gross profit	8,264	15,066	30,743	42,611
Operating expenses
Selling, general, and administrative	8,117	11,960	28,335	38,341
Depreciation and amortization	4,627	4,627	13,845	13,595
Restructuring	718	996	2,774	996
Goodwill impairment	-	1,066,564	-	1,066,564
Total operating expenses	13,462	1,084,147	44,954	1,119,496
Operating loss	(5,198)	(1,069,081)	(14,211)	(1,076,885)
Interest expense and other expense (income)
Interest expense	3,993	2,406	11,422	5,738
Other expense	435	81	573	276
Other income	(1,049)	(25,548)	(9,152)	(88,771)
Total interest expense and other expense (income), net	3,379	(23,061)	2,843	(82,757)
Net loss before income tax	(8,577)	(1,046,020)	(17,054)	(994,128)
Income tax expense (benefit)	(9)	(7,050)	110	(8,435)
Net loss	(8,568)	(1,038,970)	(17,164)	(985,693)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(4,206)	(556,027)	(11,792)	(561,728)
Net loss attributable to controlling interest	(4,362)	(482,943)	(5,372)	(423,965)
Comprehensive loss:
Loss from foreign currency translation adjustments	-	-	-	(107)
Comprehensive loss, net of tax	$(4,362)	$(482,943)	$(5,372)	$(424,072)
Earnings per Share:
Net loss per share attributable to shares of Class A common stock
Basic (4)	$(1.24)	$(153.76)	$(1.56)	(153.20)
Diluted (4)	$(1.24)	$(153.76)	$(1.56)	$(153.20)
Weighted average Class A common shares outstanding
Basic (4)	3,504,859	3,140,809	3,448,030	2,767,401
Diluted (4)	3,504,859	3,140,809	3,448,030	2,767,401

(1)
Inclusive of $1,621 and $1,707 of depreciation and amortization for the three months ended September 30, 2023 and September 30, 2022, respectively; and of $4,947 and $4,944 for the nine months ended September 30, 2023 and September 30, 2022, respectively;
(2)
Inclusive of $1,611 and $2,573 of cost of revenue related to inventory purchases from a related party for the three months ended September 30, 2023 and September 30, 2022, respectively; and $5,689 and $7,513 for the nine months ended September 30, 2023 and September 30, 2022, respectively;
(3)
Inclusive of $0 and $0 of inventory step-up amortization for the three months ended September 30, 2023 and September 30, 2022, respectively, and $0 and $3,241 for the nine months ended September 30, 2023 and September 30, 2022, respectively; and
(4)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares (1)	Par Value ($0.0001 per share)	Number of Shares (1)	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2023	3,290,438	$-	3,507,653	$-	$587,955	$(536,084)	$(107)	$51,764	$92,207
Equity based compensation	-	-	-	-	1,093	-	-	1,093	-
Net income (loss)	-	-	-	-	-	2,115	-	2,115	(3,447)
Vesting of restricted shares, net of tax withholding	13,874	-	-	-	-	-	-	-	-
Exchange of Class B common stock and Fathom OpCo units	173,014	-	(173,014)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	4,477	-	-	4,477	(4,477)
Tax receivable agreement liability on capital transactions	-	-	-	-	(2,500)	-	-	(2,500)	-
Balance at March 31, 2023	3,477,326	$-	3,334,639	$-	$591,025	$(533,969)	$(107)	$56,949	$84,283
Equity based compensation	-	-	-	-	1,239	-	-	1,239	-
Net loss	-	-	-	-	-	(3,125)	-	(3,125)	(4,139)
Vesting of restricted shares, net of tax withholding	7,191	-	-	-	-	-	-	-	-
Issuance of Class A shares under Employee Stock Purchase Plan	12,482	-	-	-	86	-	-	86	-
Exchange of Class B common stock and Fathom OpCo units	7,260	-	(7,260)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	85	-	-	85	(85)
Tax receivable agreement liability on capital transactions	-	-	-	-	(353)	-	-	(353)	-
Balance at June 30, 2023	3,504,259	$-	3,327,379	$-	$592,082	$(537,094)	$(107)	$54,881	$80,059
Equity based compensation	-	-	-	-	1,139	-	-	1,139	-
Net loss	-	-	-	-	-	(4,362)	-	(4,362)	(4,206)
Vesting of restricted shares, net of tax withholding	2,825	-	-	-	-	-	-	-	-
Exchange of Class B common stock and Fathom OpCo units	-	-	-	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	(291)	-	-	(291)	291
Tax receivable agreement liability on capital transactions	-	-	-	-	2,855	-	-	2,855	-
Balance at September 30, 2023	3,507,084	$-	3,327,379	$-	$595,785	$(541,456)	$(107)	$54,222	$76,144
(1)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares (1)	Par Value ($0.0001 per share)	Number of Shares (1)	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2022	2,539,283	$-	4,214,749	$-	$466,358	$(47,581)	$-	$418,777	$841,982
Equity based compensation	-	-	-	-	2,130	-	-	2,130	-
Cumulative effect from adoption of ASC 842	-	-	-	-	-	82	-	82	-
Net income (loss)	-	-	-	-	-	24,258	-	24,258	(5,259)
Other Comprehensive loss	-	-	-	-	-	-	(107)	(107)	-
Balance at March 31, 2022	2,539,283	$-	4,214,749	$-	$468,488	$(23,241)	$(107)	$445,140	$836,723
Equity based compensation	-	-	-	-	1,795	-	-	1,795	-
Net income (loss)	-	-	-	-	-	34,726	-	34,726	(442)
Vesting of restricted shares, net of tax withholding	26,527	-	-	-	(2,258)	-	-	(2,258)	-
Exchange of Class B common stock and Fathom OpCo units	514,017	-	(514,017)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	86,666	-	-	86,666	(86,666)
Tax receivable agreement liability on capital transactions	-	-	-	-	(15,870)	-	-	(15,870)	-
Tax impact of exchange of Class B common stock and Fathom OpCo units	-	-	-	-	7,415	-	-	7,415	-
Balance at June 30, 2022	3,079,827	$-	3,700,732	$-	$546,236	$11,485	$(107)	$557,614	$749,615
Equity based compensation	-	-	-	-	1,762	-	-	1,762	-
Net loss	-	-	-	-	-	(482,943)	-	(482,943)	(556,027)
Vesting of restricted shares, net of tax withholding	3,582	-	-	-	(308)	-	-	(308)	-
Exchange of Class B common stock and Fathom OpCo units	193,079	-	(193,079)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	32,181	-	-	32,181	(32,181)
TRA liability on capital transactions	-	-	-	-	(5,490)	-	-	(5,490)	-
Tax impact of exchange of Class B common stock and Fathom OpCo units	-	-	-	-	2,892	-	-	2,892	-
Balance at September 30, 2022	3,276,488	$-	3,507,653	$-	$577,273	$(471,458)	$(107)	$105,708	$161,407
(1)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net loss attributable to controlling interest	$(5,372)	$(423,965)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18,792	18,539
Amortization of inventory step-up	-	3,241
Goodwill impairment	-	1,066,564
Gain on disposal of property and equipment	(4)	(164)
Share-based compensation	3,471	5,687
Noncash lease expense, net	313	485
Deferred taxes	-	(8,449)
Bad debt expense	185	5
Non-controlling interest share of Fathom OpCo net loss	(11,792)	(561,728)
Change in fair value of Fathom earnout shares liability	(5,677)	(52,390)
Change in fair value of Sponsor earnout shares liability	(881)	(7,590)
Change in fair value of warrant liability	(2,589)	(28,000)
Change in fair value of tax receivable agreement	442	(200)
Change in fair value of contingent consideration	-	(148)
Amortization of debt financing costs	461	299
Changes in operating assets and liabilities that provided cash:
Accounts receivable	6,416	(2,270)
Inventory	(1,061)	(5,907)
Prepaid expenses and other assets	1,218	1,861
Accounts payable	1,049	(1,452)
Accrued liabilities and other	(2,721)	2,185
Net cash provided by operating activities	2,250	6,603

Cash Flows from Investing Activities
Purchase of property and equipment	(4,273)	(10,953)
Net cash used in investing activities	(4,273)	(10,953)

Cash Flows from Financing Activities
Proceeds from revolving credit facility, net	5,000	-
Payments on debt	(4,689)	(2,344)
Payments on finance leases	(240)	(236)
Payment of debt issuance costs	(524)	-
Tax payment for shares withheld in lieu of taxes	-	(2,566)
Proceeds from issuance of common stock under ESPP	86	-
Cash paid for contingent consideration	(502)	(2,750)
Net cash used in financing activities	(869)	(7,896)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)

Net decrease in cash	(2,892)	(12,353)

Cash, beginning of period	10,713	20,357
Cash, end of period	$7,821	$8,004

Supplemental Cash Flows Information:
Cash paid for interest	$10,334	$3,108
Cash paid for taxes	631	98
Cash paid to related parties	5,501	7,595

Significant Non-Cash Transactions:
Property and equipment noncash transaction	$-	$1,485
Right-of-use assets acquired through lease liabilities	788	11,986

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

In the Company’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments, and assumptions. Amounts in the prior years' unaudited condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

The unaudited condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay down $50,000 of Term Loan debt under the Credit Agreement due March 31, 2024 (or June 30, 2024 in certain circumstances), the Company will need to obtain qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

Reverse Stock Split

On September 15, 2023, the Company’s Board of Directors approved a reverse stock split ratio of 20-for-1 (the “Reverse Stock Split”). On September 28, 2023, the effective date of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock decreased from 70,113,787 shares to 3,505,689 shares, net of fractional shares redeemed. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. Prior to the effective date of the Reverse Stock Split, the Company had listed warrants to purchase a total of 18,524,320 shares of Common Stock, with each whole warrant being exercisable for one share of Common Stock at $11.50 per share. After the effective date of the Reverse Stock Split, every twenty shares of Common Stock that may have been purchased pursuant to the warrants immediately prior to the Reverse Stock Split represented one share of Common Stock that may be purchased pursuant to such warrants immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to such warrants was proportionately increased, such that the exercise price immediately following the Reverse Stock Split was $230.00, which equals the product of twenty multiplied by $11.50, the exercise price per share immediately prior to the Reverse Stock Split. The number of shares of Common Stock subject to the warrants was proportionately decreased by twenty times, to an aggregate of 926,216 shares. The share, per share and trading price amounts in the unaudited condensed consolidated financial statements and the accompanying notes, have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

Note 3. Immaterial Error Correction of Previously Issued Financial Statements

The Company has made certain adjustments to previously reported amounts for correcting immaterial errors in our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. These adjustments corrected our income tax benefit (expense) and associated deferred tax liability or deferred tax asset due to completion of a comprehensive review of our opening tax basis acquired in the Business Combination.

We evaluated these matters in accordance with SAB No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that their related impact was not material to the financial statements for any prior annual or interim periods. The Company will correct previously reported financial information for these immaterial errors in our future filings, as applicable. These corrections of immaterial errors do not have any impact on the previously reported financial information for the fiscal year ended December 31, 2022.

In addition, we made an adjustment to correct an immaterial presentation error regarding the effect of exchange rate changes on cash in our unaudited condensed consolidated statements of cash flows.

A summary of the adjustments to our prior period unaudited condensed consolidated statement of comprehensive loss is presented below:

	Three Months Ended September 30, 2022
	As Reported	Adjustments	As Adjusted
Net loss before income tax	$(1,046,020)	$-	$(1,046,020)
Income tax expense (benefit)	87	(7,137)	(7,050)
Net loss	(1,046,107)	(7,137)	(1,038,970)
Net loss attributable to Fathom OpCo non-controlling interest	(556,027)	-	(556,027)
Net loss attributable to controlling interest	(490,080)	(7,137)	(482,943)
Comprehensive loss:
(Loss) Income from foreign currency translation adjustments	-	-	-
Comprehensive loss, net of tax	$(490,080)	$(7,137)	$(482,943)

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Adjusted
Net loss before income tax	$(994,128)	$-	$(994,128)
Income tax expense (benefit)	167	(8,602)	(8,435)
Net loss	(994,295)	(8,602)	(985,693)
Net loss attributable to Fathom OpCo non-controlling interest	(561,728)	-	(561,728)
Net loss attributable to controlling interest	(432,567)	(8,602)	(423,965)
Comprehensive loss:
Loss from foreign currency translation adjustments	(107)	-	(107)
Comprehensive loss, net of tax	$(432,674)	$(8,602)	$(424,072)

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of cash flows.

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net (loss) income	$(432,567)	$8,602	$(423,965)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred taxes	153	(8,602)	(8,449)
Foreign currency translation adjustment	(107)	107	-
Net cash provided by operating activities	6,496	107	6,603
Net cash used in investing activities	(10,953)	-	(10,953)
Net cash used in financing activities	(7,896)	-	(7,896)

Effect of exchange rate changes on cash, and cash equivalents	-	(107)	(107)

Net decrease in cash	$(12,353)	$-	$(12,353)

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of shareholders' equity and redeemable non-controlling interest.

	September 30, 2022
	As Reported	Adjustments	As Adjusted
Accumulated earnings (deficit)	$(480,167)	$8,709	$(471,458)
Additional paid-in-capital	584,325	(7,052)	577,273
Other comprehensive loss	-	(107)	(107)
Total equity attributable to Fathom	104,158	1,550	105,708

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. For the year ended December 31, 2022, and the three months ended March 31, 2023, the Company was not able to support over time revenue recognition for performance obligations to produce the mold and sample part and therefore recognized revenue for each performance obligation on a point-in time basis upon shipment. During the second quarter of 2023, the Company established additional processes and controls to support recognizing revenue using the input method basis for those performance obligations where appropriate on a go forward basis. This change in revenue recognition policy is immaterial to the overall financial statements in all periods included in this Form 10-Q.

Revenue by product line for the three and nine months ended September 30, 2023 and September 30, 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue:
Additive Manufacturing	$2,692	$3,154	$9,567	$11,713
Injection Molding	5,372	5,984	16,114	19,892
CNC Machining	12,486	15,530	39,956	43,441
Precision Sheet Metal	9,542	13,719	30,089	43,153
Ancillary Product Lines	1,366	1,823	5,213	4,538
Total revenue	$31,458	$40,210	$100,939	$122,737

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

The Company’s inventory consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Raw materials	$8,969	$8,496
Work in process	5,802	5,664
Finished goods	2,614	2,464
	17,385	16,624
Allowance for obsolescence	(606)	(906)
Total	$16,779	$15,718

Note 6. Property and Equipment

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Estimated Useful Life
Machinery and equipment	$42,856	$39,516	6-10
Furniture and fixtures	3,634	3,100	10
Computer hardware	360	374	5
Property and leasehold improvements	7,142	6,839	3 - 23
Construction in progress	3,650	3,893	n/a
Auto / transportation equipment	319	312	3
Total	57,961	54,034
Accumulated depreciation	(10,797)	(6,331)
Total	$47,164	$47,703

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Depreciation expense included in operating expenses was $306 and $307 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $884 and $581 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Depreciation expense included in cost of revenues was $1,407 and $1,492 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $4,303 and $4,283 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Note 7. Intangible Assets, net

Intangible assets, net consisted of the following:

	September 30, 2023
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(8,282)	$61,718	15
Customer relationships	180,000	(16,813)	163,187	19
Developed software	4,300	(1,526)	2,774	5
Developed technology	15,700	(5,572)	10,128	5
Total intangible assets	$270,000	$(32,193)	$237,807

	December 31, 2022
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(4,782)	$65,218	15
Customer relationships	180,000	(9,707)	170,293	19
Developed software	4,300	(881)	3,419	5
Developed technology	15,700	(3,218)	12,482	5
Total intangible assets	$270,000	$(18,588)	$251,412

Aggregate amortization expense related to intangible assets was $4,535 and $4,535 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $13,605 and $13,675 for the nine months ended September 30, 2023 and September 30, 2022, respectively. There are no intangible assets with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years and thereafter.

Year ended	Total
Remaining 2023	$4,535
2024	18,140
2025	18,140
2026	18,041
2027	14,140
Thereafter	164,811
Total	$237,807

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

On February 17, 2023, the Company committed to additional actions to continue and expand the Reorganization, including consolidating our Austin, Texas facilities, reducing the Company’s workforce by an additional 14% to respond to market conditions and prioritizing investments and operations in line with near-term revenue generation.

During the third quarter, the Company expanded the Reorganization to include further workforce reductions at our Hartland and Miami facilities. The Company expects to complete these activities by the end of the first quarter 2024.

Reorganization charges are presented on the face of our condensed consolidated statement of comprehensive loss as an operating expense and were $718, inclusive of inventory write-off of $111, and $996 for the three months ended September 30, 2023 and September 30, 2022, respectively. Reorganization charges were $2,774, inclusive of inventory write-off of $1,302, and $996 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table summarizes activity in the liability related to the Company's Reorganization.

Liability balance at December 31, 2022	$412
Charges	668
Payments	(945)
Liability balance at September 30, 2023	$135

The Reorganization liability is included as part of other current liabilities in the unaudited condensed consolidated balance sheet and as of September 30, 2023 and consists of unpaid employee termination costs of $135.

Note 9. Warrant Liability

As of September 30, 2023, the Company had 431,216 Public Warrants outstanding with a fair value price of $0.00 per Public Warrant, and 495,000 Private Placement Warrants outstanding with a fair value price of $0.39 per Private Placement Warrant. Each reporting period the public and private warrants are fair valued with the change in the fair value being recognized in the unaudited condensed consolidated statement of comprehensive loss. The change in the fair value was $409 and $7,400 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $2,589 and $28,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively, and is recognized in other income in the unaudited condensed consolidated statement of comprehensive loss.

On September 21, 2023, the New York Stock Exchange (“NYSE”) notified the Company, and on September 22, 2023, the Company publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s warrants, each whole warrant exercisable to purchase one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “FATH.WS”, and (b) immediately suspend trading in the Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of September 30, 2023.

The below table summarizes the number of outstanding warrants and their fair values as of September 30, 2023 and December 31, 2022. See Note 16, Fair Value Measurement, for further information.

	Fair Value	# of Warrants
September 30, 2023
Public Warrants	$-	431,216
Private Placement Warrants	$191	495,000

	Fair Value	# of Warrants
December 31, 2022
Public Warrants	$720	431,216
Private Placement Warrants	$2,060	495,000

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into a new Credit Agreement (as amended, the "Credit Agreement"), which included a $50,000 revolving credit facility and a $125,000 term loan (the “Term Loan”). The Company's borrowings under the revolving credit facility were $42,000 and $37,000 at September 30, 2023 and December 31, 2022, respectively. The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan held by term lenders consenting to the Third Amendment (as defined below) which must be repaid (the “Term Loan Paydown”) no later than March 31, 2024 (or June 30, 2024 in the circumstance described below). The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Due to this uncertainty, and the ability of our lenders to declare a default and exercise their right to accelerate repayment of our indebtedness under the Credit Agreement in the event of our

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

failure to satisfy such obligations, all of our indebtedness under the Credit Agreement is classified as current-portion of long-term debt as of September 30, 2023. See Note 2. Basis of Presentation.

As previously disclosed, the Credit Agreement was amended in November 2022 and again in March 2023, in each case to modify, among other things, certain financial covenants in the Credit Agreement.

On November 13, 2023, the Company entered into an amendment to the credit agreement (the “Third Amendment”) to modify among other things, certain financial covenants

The Third Amendment requires the interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending on June 30, 2024 to not be less than the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Interest Coverage Ratio
Each fiscal quarter ending on and after June 30, 2024 through and including December 31, 2024	1.20 to 1.00
Each fiscal quarter ending on and after March 31, 2025 through and including December 31, 2025	1.25 to 1.00
Fiscal quarter ending on March 31, 2026	1.35 to 1.00
Fiscal quarter ending on June 30, 2026	1.45 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	1.55 to 1.00

In addition, the Third Amendment requires the net leverage ratio as of the last day of any fiscal quarter commencing with the fiscal quarter ending on June 30, 2024, to not exceed the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Net Leverage Ratio
Fiscal quarter ending on June 30, 2024	7.00 to 1.00
Fiscal quarter ending on September 30, 2024	6.75 to 1.00
Fiscal quarter ending on December 31, 2024	6.50 to 1.00
Fiscal quarter ending on March 31, 2025	6.25 to 1.00
Fiscal quarter ending on June 30, 2025	6.00 to 1.00
Fiscal quarter ending on September 30, 2025	5.75 to 1.00
Fiscal quarter ending on December 31, 2025	5.50 to 1.00
Fiscal quarter ending on March 31, 2026	5.00 to 1.00
Fiscal quarter ending on June 30, 2026	4.50 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	4.00 to 1.00

The Third Amendment also requires Minimum EBITDA (as defined and calculated pursuant to the Third Amendment) commencing with the fiscal quarter ending September 30, 2023 to not be less than the applicable amount set forth opposite such fiscal quarter below (tested on a standalone quarterly basis).

Fiscal Quarter	Minimum EBITDA
Fiscal quarter ending on September 30, 2023	$1,500
Fiscal quarter ending on December 31, 2023	$2,700

Further, the Third Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Third Amended Credit Agreement (“Liquidity”) commencing with the month ending September 30, 2023, to not be less than $13,500 as of the last day of the months ending on September 30, 2023, October 31, 2023, and November 30, 2023 and not less than $10,000 as of the last day of any month ending on and after December 31, 2023 through and including December 31, 2024.

Under certain circumstances, the Third Amended Credit Agreement permits the Company, at its election and in its sole discretion, to designate the last day of any fiscal quarter ending on or after March 31, 2025 as the “Covenant Changeover Date”. On and after the Covenant Changeover Date, the Third Amendment will require the interest coverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not be less than 2.50 to 1.00 and the net leverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not exceed 3.50 to 1.00, provided that, in the case of the maximum net leverage ratio requirement, if a qualified material acquisition is consummated after the Covenant Changeover Date, the Company may elect to increase the maximum net leverage ratio requirement to 4.00 to 1.00 with respect to the fiscal quarter in which such qualified material acquisition is consummated and each of the three immediately following fiscal quarters, provided that no such election may be made to so increase the maximum net leverage ratio requirement to 4.00 to 1.00 unless, as of the end of at least two consecutive fiscal quarters immediately preceding such election, the net leverage ratio was not greater than 3.50 to 1.00. Following the Covenant Changeover Date, certain additional restrictions on the availability of certain baskets in the Third Amended Credit Agreement relating to restricted payments, restricted debt payments and sale and leaseback transactions will cease to apply.

Failure to comply with the covenants contained in the Third Amended Credit Agreement (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The Third Amendment requires the Company to obtain qualified equity capital to make the Term Loan Paydown of $50,000 no later than (a) March 31, 2024 with qualified equity capital obtained pursuant to a binding commitment entered into on or before January 31, 2024 or (b) June 30, 2024 in the event a Credit Support (as defined below) is executed and delivered to the Administrative Agent on or before January 31, 2024. “Credit Support” means (a) an unconditional guaranty of payment (and not merely of collection) of the Term Loans held by term lenders consenting to the Third Amendment in an amount equal to the Credit Support Amount (as defined below) provided by CORE Industrial Partners or any investment affiliate thereof having undrawn capital commitments of not less than the Credit Support Amount (and/or provided by (i) an existing equity investor in the Company or any affiliate of such investor or (ii) a third party, in the cases of clauses (i) and (ii), that is reasonably acceptable to the majority in interest of the term lenders consenting to the Third Amendment (such acceptance not to be unreasonably withheld, delayed or conditioned)) or (b) a letter of credit issued by a bank of recognized national reputation in the face amount of the Credit Support Amount, the account party in respect of which is not the Company or any of its subsidiaries, in each case under clauses (a) and (b), in form and substance reasonably acceptable to the majority in interest of the term lenders consenting to the Third Amendment (such acceptance not to be unreasonably withheld, delayed or conditioned), in favor of such term lenders and enforceable or drawable, as applicable, by such term lenders (x) if the Term Loan Paydown is not made when due or (y) upon the occurrence of a bankruptcy event in respect of the Company or any of its subsidiaries (and, to the extent such bankruptcy event is an involuntary proceeding or petition, such bankruptcy event having continued undismissed for 60 days or an order or decree approving or ordering the relief sought therein shall be entered). The “Credit Support Amount” means such amount, which shall not be less than $50,000 in the aggregate, as would result in the aggregate Term Loan exposure held by any term lender consenting to the Third Amendment to be reduced by an amount equal to such reduction that would occur had the Term Loan Paydown been made on the date of determination.

The Credit Agreement previously permitted the Company to exercise a right to cure financial covenant defaults by means of raising cash through the sale of certain eligible equity interests of the Company as described in the Credit Agreement commencing with the fiscal quarter ending on March 31, 2024. The Third Amendment permits the Company to exercise this right commencing with the fiscal quarter ending on June 30, 2024.

The Third Amendment also provides that the margin applicable to Term SOFR Loans increases to 4.25% until the first business day after the delivery of financial statements and the related compliance certificate required to be delivered under the Third Amended Credit Agreement for the fiscal quarter ending on June 30, 2024, and thereafter to the extent the Company’s net leverage ratio equals or exceeds 5.00 to 1.0 on the applicable date.

In connection with the preparation and execution of the Third Amendment, the Company incurred reasonable and documented expenses of the Administrative Agent and $936 in customary arranger and lender consent fees, with certain portions thereof being payable on the Third Amendment closing date and the remainder being payable at the earlier of the Term Loan Pay Down, March 31, 2024 and the date on which the loans are accelerated and the commitments are terminated in accordance with the Third Amended Credit Agreement.

The Company recorded deferred financing costs of $0 and $524, respectively for the three and nine months ended September 30, 2023 in conjunction with the Credit Agreement and subsequent amendments and the applicable principal balances are presented within Long-Term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

The Company’s debt as of September 30, 2023 and December 31, 2022 is as follows:

	As of September 30, 2023		As of December 31, 2022
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	9.47%	$42,000	8.20%	$37,000
Credit Agreement Term Loan	9.34%	117,187	8.43%	121,875
Total principal long-term debt		159,187		158,875
Debt issuance costs		(1,866)		(1,804)
Total debt		157,321		157,071
Less: current portion of long-term debt		157,321		42,744
Long-term debt, net of current portion		$-		$114,327

Interest on all debt is payable in 90-day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt was $3,828 and $2,337 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $11,076 and $5,253 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Included in interest expense, net on the accompanying unaudited condensed consolidated statements of comprehensive loss is amortization of debt issuance costs was $165, and $69 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $461 and $299 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

In December 2022, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $1,265, including a $35 financing fee at 6.13% annual rate, were made between January 2023 and October 2023. As of September 30, 2023, the Company recognized $403 of prepaid assets and $126 of other current liabilities in the unaudited condensed consolidated balance sheet. The Company recognized $404 and $1,211 of insurance expense in selling, general and administrative ("SG&A") expenses for the three and nine months ended September 30, 2023, respectively.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 11. Other (Income) Expense

Other income and expense, net consists of the following for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Change in fair value of TRA	$392	$-	$442	$-
Other	43	81	131	276
Other expense	$435	$81	$573	$276
Change in fair value of Earnout Shares	(613)	(18,080)	(6,558)	(59,980)
Change in fair value of Warrants	(409)	(7,400)	(2,589)	(28,000)
Change in fair value of TRA	-	-	-	(200)
Other	(27)	(68)	(5)	(591)
Other income	$(1,049)	$(25,548)	$(9,152)	$(88,771)

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

Stock Options

The following table represents stock option activity for the period ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	15,853	$174.13	6.17	$-
Granted	95,369	11.67	-	-
Exercised	-	-	-	-
Forfeited	(864)	177.80	-	-
Expired	-	-	-	-
Non-vested at September 30, 2023	110,358	$33.71	6.47	$-

Exercisable at September 30, 2023	4,996	$173.92	5.42	$-

At September 30, 2023, there was approximately $1,460 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.89 years as of September 30, 2023.

The Company uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company's restricted stock unit activity and the changes during the nine months ended September 30, 2023 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2023	308,862	$185.63	$-
Granted	174,431	208.00	-
Vested	(17,941)	168.10	-
Forfeited	(26,881)	140.22	-
Non-vested at September 30, 2023	438,471	$117.20	$-

At September 30, 2023, there was approximately $6,696 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.76 years as of September 30, 2023.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Share Based Compensation Expense

Share based compensation was $1,139 and $1,762 for the three months ended September 30, 2023 and September 30, 2022, respectively, and $3,471 and $5,687 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Employee Stock Purchase Plan

The Company's 2022 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase a variable number of shares of our common stock during each offering period at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for six-month offering periods with a single purchase period. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of our common stock on the first trading day of the offering period or on the last trading day of the offering period. We determine the fair value of stock-based compensation related to our ESPP in accordance with ASC 718 using the component measurement approach and the Black-Scholes standard option pricing model.

Employees purchased 12,482 shares of common stock under the ESPP at an average exercise price of $6.90 during the nine months ended September 30, 2023. As of September 30, 2023, 48,345 shares remained available for future issuance under the ESPP.

We calculate the fair value of the shares under the ESPP using a Black-Scholes option valuation model. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30, 2023
Expected term (years)	0.5 - 1.5
Expected volatility	77.5%
Expected dividend yield	0.0%
Risk-free interest rate	4.10%
Fair value of share	$26.40

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The Company's basic and diluted earnings per share calculation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Class A	Class A	Class A	Class A
Numerator
Net loss	$(8,568)	$(1,038,970)	$(17,164)	$(985,693)
Less: Net loss attributable to non-controlling interests	(4,206)	(556,027)	(11,792)	(561,728)
Net loss attributable to Class A common stock	$(4,362)	$(482,943)	$(5,372)	$(423,965)

Denominator
Basic - weighted-average shares outstanding	3,504,859	3,140,809	3,448,030	2,767,401
Effect of dilutive securities
Assumed exchange for shares of Class A common stock	-	-	-	-
Diluted - weighted-average shares outstanding:	3,504,859	3,140,809	3,448,030	2,767,401
Net loss per share
Basic	$(1.24)	$(153.76)	$(1.56)	$(153.20)
Diluted	$(1.24)	$(153.76)	$(1.56)	$(153.20)

Note 14. Shareholders' Equity and Non-controlling Interest

The Company’s equity consists of a total of 25,000,000 authorized shares across all classes of capital stock. The 25,000,000 authorized shares consist of 500,000 authorized shares of preferred stock with a par value of $0.0001 per share, 15,000,000 authorized shares of Class A common stock with a par value of $0.0001 per share, 9,000,000 shares of Class B common stock with a par value of $0.0001 par value per share, and 500,000 shares of Class C common stock with a par value of $0.0001 per share. Under its charter, the Company is not permitted to issue any shares of Class C common stock.

As of September 30, 2023, the Company had no outstanding shares of Preferred Stock, 3,507,084 outstanding shares of Class A common stock, 3,327,379 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Fathom OpCo comprehensive loss	$(8,659)	$(1,070,703)	$(25,278)	$(1,079,745)
Non-controlling interest percentage	48.7%	51.9%	48.7%	51.9%
Comprehensive loss attributable to noncontrolling interest	$(4,206)	$(556,027)	$(11,792)	$(561,728)

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more, and the exercise of lease renewal options under these leases is at our sole discretion. Lease terms include the non-cancelable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Certain of the Company’s operating leases include variable rental payments based on a percentage change of certain Consumer Price Index. Variable rental payments are recognized in the condensed consolidated statement of comprehensive loss in the period in which the obligation for those payments is incurred. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

	Balance Sheet Location	September 30, 2023	December 31, 2022
Assets
Operating	Prepaid expenses and other current assets	$126	$143
Operating	Right-of-use operating lease assets, net	9,359	10,312
Financing	Right-of-use financing lease assets, net	2,110	2,253
Total lease assets		$11,595	$12,708
Liabilities
Current
Operating	Current operating lease liability	$1,919	$2,174
Financing	Current financing lease liability	224	200
Non-Current
Operating	Long-term operating lease liability	7,731	8,958
Financing	Long-term financing lease liability	1,978	2,125
Total lease liabilities		$11,852	$13,457

The following table sets forth our lease costs included in our unaudited condensed consolidated statement of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$645	$837	$2,140	$2,457
Short-term lease cost	-	1	-	9
Financing lease cost:
Amortization of ROU assets	60	55	191	162
Interest on lease liabilities	31	34	105	103
Sublease income	-	(34)	(68)	(102)
Total lease costs	$736	$893	$2,368	$2,629

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years)
Operating	6.1	6.7
Financing	7.4	8.4
Weighted-average discount rate
Operating	5.7%	5.9%
Financing	5.7%	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remaining 2023	$650	$90	$740
2024	2,417	345	2,762
2025	2,060	355	2,415
2026	1,634	358	1,992
2027	1,428	366	1,794
Thereafter	3,806	1,200	5,006
Total future lease payments	11,995	2,714	14,709
Less: Discount	2,345	512	2,857
Present value of lease liability	$9,650	$2,202	$11,852

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2023.

	Fair Value Measurements as of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,416	$4,416
Fathom OpCo acquisitions contingent consideration	-	-	181	181
Sponsor Earnout Shares Liability	-	-	49	49
Fathom Earnout Shares Liability	-	-	283	283
Warrant liability - Public Warrants	-	-	-	-
Warrant liability - Private Placement Warrants	-	-	191	191
	$-	$-	$5,120	$5,120

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,000	$4,000
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	930	930
Fathom Earnout Shares Liability	-	-	5,960	5,960
Warrant liability - Public Warrants	720	-	-	720
Warrant liability - Private Placement Warrants	-	-	2,060	2,060
	$720	$-	$13,650	$14,370

The following table presents a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements.

	Level 3 liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Public Warrants	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2022	$4,000	$700	$930	$5,960	$720	$2,060	$14,370
Payments	-	(502)	-	-	-	-	$(502)
Net (gain) loss (1)	416	(17)	(881)	(5,677)	(720)	(1,869)	$(8,748)
Ending balance at September 30, 2023	$4,416	$181	$49	$283	$-	$191	$5,120

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

(1) Net gains on changes in recurring Level 3 fair value measurements are recognized in Other expense or Other income in our unaudited condensed consolidated statement of comprehensive loss.

Valuation Methodologies for Fair Value Measurements Categorized within Level 3

Tax Receivable Agreement ("TRA")

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 24.8%, an annual TRA payment date of February 17, existing non-controlling interest percentage of 48.7%, initial amortization deductions of $46,070, taxable income forecast by 2032 of $67,762, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of September 30, 2023 of $5.75, volatility of 78.0%, correlation between taxable income and the Class A common stock price of 25%, and a cost of debt of 13.28%.

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

Earnout Shares Liability

The Earnout Shares are accounted for as liabilities in the Company's condensed consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of 3.23 years, a risk-free rate of 4.71%, operating asset volatility of 62.2%, and equity volatility of 91.5%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrant Liability

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023, and December 31, 2022. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of comprehensive loss.

During the third quarter of 2023 the Company's public warrants were delisted from the NYSE, see Note 9. As such, the Public Warrants were determined to have no value as of September 30, 2023.

The Private Placement warrants are valued using a Black-Scholes option pricing approach, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 99.0% based on the publicly traded per share price of the Company's Class A common stock as of September 30, 2023. Other key inputs into the valuation include a term of 3.23 years, a strike price of $230.00 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 17. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The provision for income taxes was $110 for the nine months ending September 30, 2023 compared to ($8,435) for the nine months ended September 30, 2022. The effective tax rate, including discrete items, was (0.67%) for the nine months ended September 30, 2023 compared to 0.82% for the nine months ended September 30, 2022. The benefit from income taxes was ($9) for the three months ended September 30, 2023 compared to ($7,050) for the three months ended September 30, 2022. The effective tax rate, including discrete items, was (0.08%) for the three months ended September 30, 2023 compared to 0.64% for the three months ended September 30, 2022. The tax provision for the nine months ended September 30, 2023 is impacted by permanent differences with respect to gains and losses recorded on the earn-out share liability, sponsor share liability, and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the nine months ended September 30, 2023, the Company made no material adjustments to its assertion that deferred tax assets are not more-likely than not to be realized.

As of September 30, 2023, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Note 18. Commitments and Contingencies

The Company is subject to various claims, lawsuits and other legal proceedings that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the Company’s financial condition, comprehensive gain (loss), or cash flows.

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

	Period Ended September 30, 2023 Fathom OpCo Standalone	Period Ended December 31, 2022 Fathom OpCo Standalone
Total assets	$345,355	$370,245
Total liabilities	188,937	191,514
Total equity	156,418	178,731

Note 20 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events, outside of the subsequent event that is disclosed in Note 10, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Over the past three years, we have completed 13 acquisitions to bolster our operations and offerings. Fathom started as Midwest Composite Technologies, LLC ("MCT"), a leader in prototyping and low-volume services. Founded in 1984, MCT specialized in model making, industrial design, and rapid prototyping. Today, MCT serves companies through a variety of in-house additive manufacturing technologies, including 3D printing and processing, CNC machining, injection molding, and industrial design capabilities. In September 2019, we acquired Kemeera, LLC to expand our additive, CNC machining injection molding, and development and engineering services, as well as bring urethane casting capabilities. In December 2019, we acquired ICOMold LLC ("ICOMold") to expand our injection molding capabilities and significantly enhance our customer experience by bringing in-house an interactive, automated quotation system capable of providing feedback in 30 seconds with an intuitive, customer-facing project management portal, which we have continued to develop and enhance. Our acquisition of ICOMold also expanded our capabilities into China. In July 2020, we acquired Incodema, LLC and Newchem, LLC to expand our in-house manufacturing processes to include precision sheet metal engineering solutions, including a broad array of sheet metal cutting and forming solutions such as laser cutting, micro waterjet, specialty stamping, and photochemical etching, among others, for quick and complex, tight tolerance parts. In August 2020, we acquired GPI Prototype & Manufacturing Services, LLC ("GPI") to expand our additive manufacturing capabilities. GPI was one of the first metal additive manufacturing service providers in the U.S., bringing metallurgical expertise in-house and enabling the Company to produce metal parts with complex geometries for on-demand manufacturing applications. In December 2020, we acquired Dahlquist Machine, LLC to expand our precision machining capabilities with state-of-the-art CNC mills and lathes for high-speed precision machining of light metals, aluminum, and plastics. In December 2020, we also acquired Majestic Metals, LLC, further expanding our precision sheet metal fabrication capabilities. Further, in December 2020, we acquired Mark Two Engineering, LLC, expanding our precision machining services and footprint in the medical device industry. In February 2021, we acquired Summit Tooling, Inc. and Summit Plastics LLC, further expanding our plastic injection mold manufacturing capabilities. In April 2021, we acquired Centex Machine and Welding Inc. and Laser Manufacturing, Inc. to expand our high-precision manufacturing services specializing in CNC machining and medical device manufacturing. In April 2021, we also acquired Sureshot Precision, LLC (d/b/a Micropulse West) expanding our Electrical Discharge Machine (“EDM”) services, and CNC and manual machining capabilities. Further, in April 2021, we acquired Precision Process, LLC specializing in CNC machining, engineering support, and EDM services.

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

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended
	September 30, 2023	September 30, 2022

Revenue	$31,458	$40,210
Cost of revenue	23,194	25,144
Gross profit	8,264	15,066
Operating expenses
Selling, general, and administrative	8,117	11,960
Depreciation and amortization	4,627	4,627
Restructuring	718	996
Goodwill	-	1,066,564
Total operating expenses	13,462	1,084,147
Operating loss	(5,198)	(1,069,081)
Interest expense and other (income) expense
Interest expense	3,993	2,406
Other expense	435	81
Other income	(1,049)	(25,548)
Total interest expense and other (income) expense, net	3,379	(23,061)
Net loss before income tax	(8,577)	(1,046,020)
Income tax expense (benefit)	(9)	(7,050)
Net loss	(8,568)	$(1,038,970)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(4,206)	(556,027)
Net loss attributable to controlling interest	(4,362)	(482,943)
Comprehensive income:
Loss from foreign currency translation adjustments	-	-
Comprehensive (loss) income, net of tax	$(4,362)	$(482,943)

Revenue

Revenue for the three months ended September 30, 2023 was $31,458 compared to $40,210 for the three months ended September 30, 2022, a decrease of 21.8%. The year-over-year decline was driven by ongoing softness in the macro-economic environment, mainly impacting our precision sheet metal and CNC product lines.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $8,264, or 26.3% of revenue, compared to $15,066, or 37.5% of revenue, for the three months ended September 30, 2022. The decrease in gross profit was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

Selling, general, and administrative ("SG&A") expenses were $8,117 and $11,960 for the three months ended September 30, 2023 and September 30, 2022, respectively. The $3,843 or 32.1%, decrease was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates, lower headcount, and the impact of the Reorganization.

Depreciation and amortization expenses were $4,627 and $4,627 for the three months ended September 30, 2023 and September 30, 2022, respectively.

Restructuring expenses were $718 and $996 for the three months ended September 30, 2023 and September 30, 2022, respectively. The higher charge in 2022 was due to the commencement of the Reorganization activities at our Oakland facility and the centralization of executive and finance positions.

The goodwill impairment charge of $1,066,564 during the three months ended September 30, 2022, represents a write down of the carrying amount of goodwill based on a decrease in the Company's fair value based upon a quantitative assessment. There was no goodwill impairment charge recorded during the three months ended September 30, 2023.

Operating Loss

Operating loss was $5,198 and $1,069,081 for the three months ended September 30, 2023, and September 30, 2022, respectively. The lower operating loss was primarily driven by the goodwill impairment charge during the three months ended September 30, 2022.

Interest Expense and Other Expense (Income)

Interest expense was $3,993 and $2,406 for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase in interest expense is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $15,000 in borrowing on our revolving credit facility since September 2022.

Other income was $1,049 and $25,548 for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease in other income of $24,499 represents the changes in fair value in the earnout share liabilities and the warrant liability during the three months ended September 30, 2023, and September 30, 2022 of $613 and $409, respectively, due to a decrease in the Company's share price.

Income Taxes

We recorded a tax benefit of $9 for the three months ended September 30, 2023 and a tax benefit of $7,050 for the three months ended September 30, 2022. For the three months ended September 30, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses from the earnout share liabilities and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes. For the three months ended September 30, 2022, the tax benefit was impacted by a reduction on the deferred tax liability, partially offset by statutory income with permanent differences with respect to gains and losses recorded on the earnout share liabilities and warrant liabilities.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended
	September 30, 2023	September 30, 2022

Revenue	$100,939	$122,737
Cost of revenue	70,196	80,126
Gross profit	30,743	42,611
Operating expenses
Selling, general, and administrative	28,335	38,341
Depreciation and amortization	13,845	13,595
Restructuring	2,774	996
Goodwill	-	1,066,564
Total operating expenses	44,954	1,119,496
Operating loss	(14,211)	(1,076,885)
Interest expense and other (income) expense
Interest expense	11,422	5,738
Other expense	573	276
Other income	(9,152)	(88,771)
Total interest expense and other (income) expense, net	2,843	(82,757)
Net loss before income tax	(17,054)	(994,128)
Income tax expense (benefit)	110	(8,435)
Net loss	(17,164)	(985,693)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(11,792)	(561,728)
Net loss attributable to controlling interest	(5,372)	(423,965)
Comprehensive income:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive (loss) income, net of tax	$(5,372)	$(424,072)

Revenue

Revenue for the nine months ended September 30, 2023 was $100,939 compared to $122,737 for the nine months ended September 30, 2022, a decrease of 17.8%. The year-over-year decline was driven by ongoing softness in the macro-economic environment, mainly impacting our precision sheet metal product line.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $30,743, or 30.5% of revenue, compared to $42,611, or 34.7% of revenue, for the nine months ended September 30, 2022. The decrease in gross profit from 2022 was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

SG&A expenses were $28,335 and $38,341 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The $10,006 or 26.1%, decrease was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates, lower headcount, and the impact of the Reorganization.

Depreciation and amortization expenses were $13,845 and $13,595 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase of $250, or 1.8%, was due to additional capital expenditures in 2022 and 2023.

Restructuring expenses were $2,774 and $996 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase of $1,778 relates to the reorganization activities that the Company has performed each quarter during 2023, compared to just the three month period in 2022, primarily related to the combination of our Texas facilities in 2023 and consolidation of executive and finance positions.

The goodwill impairment charge of $1,066,564 during the nine months ended September 30, 2022, represents a write down of the carrying amount of goodwill based on a decrease in the Company's fair value based upon a quantitative assessment. There was no goodwill impairment charge recorded during the nine months ended September 30, 2023.

Operating Loss

Operating loss was $14,211 and $1,076,885 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The lower operating loss was primarily driven by goodwill impairment charge during the nine months ended September 30, 2023.

Interest Expense and Other Expense (Income)

Interest expense was $11,422 and $5,738 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase in interest expense is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $15,000 in borrowing on our revolving credit facility since September 2022.

Other income was $9,152 and $88,771 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease in other income of $79,619 represents the changes in fair value in the earnout share liabilities and the warrant liability during the nine months ended September 30, 2023 and September 30, 2022 of $6,558 and $2,589, respectively, due to a decrease in the Company's share price.

Income Taxes

We recorded a tax expense of $110 for the nine months ended September 30, 2023 and a tax benefit of $8,435 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses from the earnout share liabilities and the warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes. For the nine months ended September 30, 2022 the tax benefit was impacted by a reduction on the deferred tax liability, partially offset by statutory income with permanent differences with respect to gains and losses recorded on the earnout share liabilities and warrant liabilities.

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

The table below presents our Adjusted Net Income (Loss) reconciled to our net loss, the most directly comparable U.S. GAAP measure, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(8,568)	$(1,038,970)	$(17,164)	$(985,693)
Stock compensation	1,139	1,762	3,471	5,687
Inventory step-up amortization(1)	-	-	-	3,241
Goodwill impairment	-	1,066,564	-	1,066,564
Restructuring expense	718	996	2,774	996
Change in fair value of warrant liability (2)	(409)	(7,400)	(2,589)	(28,000)
Change in fair value of earnout share liabilities(2)	(613)	(18,080)	(6,558)	(59,980)
Change in fair value of TRA liability (2)	392	-	442	(200)
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	203	492	1,315	3,443
Adjusted net loss	$(7,138)	$5,364	$(18,309)	$6,058

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs and severance.

Adjusted EBITDA

We define and calculate Adjusted EBITDA as net loss before the impact of interest income or expense, income tax expense and depreciation and amortization, and further adjusted for the following items: transaction-related costs, the impact of any increase or decrease in the estimated fair value of the Company's warrants and earnout shares, and certain other non-cash and non-core items, as described in the reconciliation included below.

The table below presents our Adjusted EBITDA reconciled to net loss, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss	$(8,568)	$(1,038,970)	$(17,164)	$(985,693)
Depreciation and amortization	6,248	6,335	18,792	18,539
Interest expense, net	3,993	2,406	11,422	5,738
Income tax expense (benefit)	(9)	(7,050)	110	(8,435)
Stock compensation	1,139	1,762	3,471	5,687
Goodwill impairment	-	1,066,564	-	1,066,564
Inventory step-up amortization(1)	-	-	-	3,241
Restructuring expense	718	996	2,774	996
Change in fair value of warrant liability(2)	(409)	(7,400)	(2,589)	(28,000)
Change in fair value of earnout share liabilities(2)	(613)	(18,080)	(6,558)	(59,980)
Change in fair value of TRA (2)	392	-	442	(200)
Integration, non-recurring, non-operating, cash, and non-cash costs(3)	203	492	1,315	3,443
Adjusted EBITDA	$3,094	$7,055	$12,015	$21,900

(1) Represents expenses incurred related to business acquisitions;

(2) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs and severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. Apart from the Term Loan Paydown (as defined below) , our current liquidity needs relate mainly to our working capital requirements,, capital equipment investments, and business development efforts, as well as compensation of and benefits to our employees.

Our Credit Agreement contains financial and other covenants, including minimum EBITDA and minimum liquidity requirements, which restrict our business activities and our ability to execute our strategic objectives. As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, we expected that we would be in non-compliance with the minimum EBITDA requirement for the measurement period ending September 30, 2023 and required financial covenant relief or other modifications from our lenders.

As more fully described below under “ – Borrowings and Lines of Credit,” the Credit Agreement was amended as of November 13, 2023 in part to provide necessary financial covenant relief (the “Third Amendment” or the “Third Amended Credit Agreement, as the context requires). In connection with the Third Amendment, the Company is required to make a repayment of $50,000 of the outstanding principal balance of the term loan (the “Term Loan”) under the Credit Agreement held by term lenders consenting to the Third Amendment (the “Term Loan Paydown”) no later than March 31, 2024 or, in the circumstances described below, June 30, 2024. The Term Loan Paydown must be funded with qualified equity capital and will constitute a permanent reduction of the Term Loan.

Our cash on hand, cash flows from operating activities and other presently available capital resources will not be sufficient to permit us to make the Term Loan Paydown. Accordingly, we will need to obtain qualified equity capital (or otherwise restructure or refinance our indebtedness) in order to make the Term Loan Paydown and to continue to fund our ongoing operations. We may not be able to obtain such necessary additional equity capital or to effect other alternative measures to permit us to make the Term Loan Paydown when due. In such event, we would be in default under the Third Amended Credit Agreement, and the lenders could terminate their commitments to loan money under the revolving credit facility, declare all outstanding principal and interest under the Third Amended Credit Agreement to be due and payable, and, foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation. The Company intends to explore possible capital transactions that would provide the Company with the necessary resources to make the Term Loan Paydown when due; however, there can be no assurance that such efforts will result in a transaction or that the Company will be successful in accessing the necessary capital or executing alternative measures to satisfy the Term Loan Paydown requirement.

For the period ended September 30, 2023, under the Third Amended Credit Agreement we are required to achieve a minimum EBITDA of $1,500, and have on account minimum unrestricted cash and cash equivalents, together with amounts available to be drawn under the revolving credit facility under the Third Amended Credit Agreement of $13,500 ("Liquidity"). Failure to comply with the covenants contained in the Third Amended Credit Agreement, if not waived or further amended on acceptable terms, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Third Amended Credit Agreement. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We had $7,821 in cash as of September 30, 2023. We believe our operating cash flows, together with amounts available under the Third Amended Credit Agreement and our cash on hand will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months; assuming we are able to obtain on acceptable terms additional qualified equity capital sufficient to permit us to make the Term Loan Paydown when due.

Beyond the next twelve months, and assuming that we are successful in obtaining qualified equity capital sufficient to permit us to make the Term Loan Paydown when due, we expect our capital expenditures and working capital requirements to continue to increase, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2022 of $13,189 equaled approximately 8.2% of annual revenue. We believe that our annual future growth capital expenditures, excluding buildings and maintenance capital we might purchase for our operations, are likely to be approximately 4.0% of annual revenue. To the extent that our available resources are insufficient to satisfy our short-term and long-term cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Borrowings and Lines of Credit

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and $125,000 term loan (the “Term Loan”). The loans made under the Credit Agreement are scheduled to mature in full in December 2026. The Company's borrowings under the revolving credit facility were $42,000 at September 30, 2023.

As previously disclosed, the Credit Agreement was amended in November 2022 and again in March 2023, in each case to modify, among other things, certain financial covenants in the Credit Agreement.

On November 13, 2023, the Company entered into the Third Amendment of the Credit Agreement to modify among other things certain financial covenants. References in this Quarterly Report on Form 10-Q to the “Credit Agreement” means the Credit Agreement, as then amended, including by the Third Amendment.

The Third Amendment requires the interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending June 30, 2024 to not be less than the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Interest Coverage Ratio
Each fiscal quarter ending on and after June 30, 2024 through and including December 31, 2024	1.20 to 1.00
Each fiscal quarter ending on and after March 31, 2025 through and including December 31, 2025	1.25 to 1.00
Fiscal quarter ending on March 31, 2026	1.35 to 1.00
Fiscal quarter ending on June 30, 2026	1.45 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	1.55 to 1.00

In addition, the Third Amendment requires the net leverage ratio as of the last day of any fiscal quarter commencing with the fiscal quarter ending on June 30, 2024, to not exceed the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Net Leverage Ratio
Fiscal quarter ending on June 30, 2024	7.00 to 1.00
Fiscal quarter ending on September 30, 2024	6.75 to 1.00
Fiscal quarter ending on December 31, 2024	6.50 to 1.00
Fiscal quarter ending on March 31, 2025	6.25 to 1.00
Fiscal quarter ending on June 30, 2025	6.00 to 1.00
Fiscal quarter ending on September 30, 2025	5.75 to 1.00
Fiscal quarter ending on December 31, 2025	5.50 to 1.00
Fiscal quarter ending on March 31, 2026	5.00 to 1.00
Fiscal quarter ending on June 30, 2026	4.50 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	4.00 to 1.00

The Third Amendment also requires minimum EBITDA (as defined and calculated pursuant to the Third Amendment), commencing with the fiscal quarter ending September 30, 2023, to not be less than the applicable amount set forth opposite such fiscal quarter below (tested on a standalone quarterly basis)

Fiscal Quarter	Minimum EBITDA
Fiscal quarter ending on September 30, 2023	$1,500
Fiscal quarter ending on December 31, 2023	$2,700

Further, the Third Amendment requires minimum Liquidity, commencing with the month ending September 30, 2023, to not be less than $13,500 as of the last day of the months ending on September 30, 2023, October 31, 2023, and November 30, 2023 and not less than $10,000 as of the last day of any month ending on and after December 31, 2023 through and including December 31, 2024.

Under certain circumstances, the Third Amended Credit Agreement permits the Company, at its election and in its sole discretion, to designate the last day of any fiscal quarter ending on or after March 31, 2025 as the “Covenant Changeover Date”. On and after the Covenant Changeover Date, the Third Amendment will require the interest coverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not be less than 2.50 to 1.00 and the net leverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not exceed 3.50 to 1.00, provided that, in the case of the maximum net leverage ratio requirement, if a qualified material acquisition is consummated after the Covenant Changeover Date, the Company may elect to increase the maximum net leverage ratio requirement to 4.00 to 1.00 with respect to the fiscal quarter in which such qualified material acquisition is consummated and each of the three immediately following fiscal quarters, provided that no such election may be made to so increase the maximum net leverage ratio requirement to 4.00 to 1.00 unless, as of the end of at least two consecutive fiscal quarters immediately preceding such election, the net leverage ratio was not greater than 3.50 to 1.00. Following the Covenant Changeover Date, certain additional restrictions on the availability of certain baskets in the Third Amended Credit Agreement relating to restricted payments, restricted debt payments and sale and leaseback transactions will cease to apply.

Failure to comply with the covenants contained in the Third Amended Credit Agreement (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

The Third Amendment requires the Company to obtain qualified equity capital to make the Term Loan Paydown of $50,000 no later than (a) March 31, 2024 with qualified equity capital obtained pursuant to a binding commitment entered into on or before January 31, 2024 or (b) June 30, 2024 in the event a Credit Support (as defined below) is executed and delivered to the Administrative Agent on or before January 31, 2024. “Credit Support” means (a) an unconditional guaranty of payment (and not merely of collection) of the Term Loans held by term lenders consenting to the Third Amendment in an amount equal to the Credit Support Amount (as defined below) provided by CORE Industrial Partners or any investment affiliate thereof having undrawn capital commitments of not less than the Credit Support Amount (and/or provided by (i) an existing equity investor in the Company or any affiliate of such investor or (ii) a third party, in the cases of clauses (i) and (ii), that is reasonably acceptable to the majority in interest of the term lenders consenting to the Third Amendment (such acceptance not to be unreasonably withheld, delayed or conditioned)) or (b) a letter of credit issued by a bank of recognized national reputation in the face amount of the Credit Support Amount, the account party in respect of which is not the Company or any of its subsidiaries, in each case under clauses (a) and (b), in form and substance reasonably acceptable to the majority in interest of the term lenders consenting to the Third Amendment (such acceptance not to be unreasonably withheld, delayed or conditioned), in favor of such term lenders and enforceable or drawable, as applicable, by such term lenders (x) if the Term Loan Paydown is not made when due or (y) upon the occurrence of a bankruptcy event in respect of the Company or any of its subsidiaries (and, to the extent such bankruptcy event is an involuntary proceeding or petition, such bankruptcy event having continued undismissed for 60 days or an order or decree approving or ordering the relief sought therein shall be entered). The “Credit Support Amount” means such amount, which shall not be less than $50,000 in the aggregate, as would result in the aggregate Term Loan exposure held by any term lender consenting to the Third Amendment to be reduced by an amount equal to such reduction that would occur had the Term Loan Paydown been made on the date of determination.

The Credit Agreement previously permitted the Company to exercise a right to cure financial covenant defaults by means of raising cash through the sale of certain eligible equity interests of the Company as described in the Credit Agreement commencing with the fiscal quarter ending on March 31, 2024. The Third Amendment permits the Company to exercise this right commencing with the fiscal quarter ending on June 30, 2024.

The Third Amendment also provides that the margin applicable to Term SOFR Loans increases to 4.25% until the first business day after the delivery of financial statements and the related compliance certificate required to be delivered under the Third Amended Credit Agreement for the fiscal quarter ending on June 30, 2024, and thereafter to the extent the Company’s net leverage ratio equals or exceeds 5.00 to 1.0 on the applicable date.

In connection with the preparation and execution of the Third Amendment, the Company incurred reasonable and documented expenses of the Administrative Agent and $936 in customary arranger and lender consent fees, with certain portions thereof being payable on the Third Amendment closing date, and the remainder being payable at the earlier of the Term Loan Pay Down, March 31, 2024 and the date on which the loans are accelerated and the commitments are terminated in accordance with the Third Amended Credit Agreement.

The foregoing description of the Third Amendment and the Third Amended Credit Agreement is a summary and is qualified in its entirety by reference to the full text of the Third Amendment and the Third Amended Credit Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

The Company recorded deferred financing costs of $0 and $524, respectively for the three and nine months ended September 30, 2023 in conjunction with the Credit Agreement and subsequent amendments and the applicable principal balances are presented within Long-Term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

Going Concern Consideration

The condensed consolidated financial statements included in this Form 10-Q have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay down $50,000 of term loan debt under the Credit Agreement due March 31, 2024 (or June 30, 2024 in certain circumstances), the Company will need to obtain qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying unaudited condensed consolidated financial statements.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Fathom may make under the TRA will be approximately $59,699 based on the Company's closing share price of $5.75 at September 30, 2023. As of September 30, 2023, we do not expect to make any material payments within the next two years and anticipate payments to become more material beginning in 2025.

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

Cash Flow Analysis

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash provided by (used in) :
Operating Activities	$2,250	$6,603
Investing Activities	(4,273)	(10,953)
Financing Activities	(869)	(7,896)

Operating Activities

Net cash provided from operating activities was $2,250 and $6,603 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease of $4,353 is primarily driven by a larger operating loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, mainly from lower revenues.

Investing Activities

Cash used in investing activities of $4,273 and $10,953 for the nine months ended September 30, 2023 and September 30, 2022, respectively, represents capital expenditures.

Financing Activities

Cash used in financing activities of $869 for the nine months ended September 30, 2023 was due to $5,000 of proceeds from the revolving credit facility, partially offset by payments made on the Term Loan and the debt issuance costs. Cash used in financing activities of $7,896 for the nine months ended September 30, 2022 was due to payments made on the Term Loan, contingent consideration paid, and tax payments for shares in lieu of taxes.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

The Company has a remediation plan for the identified material weaknesses that will dedicate resources and priority to accounting and finance reporting controls over revenue, expenditures, income taxes and related liabilities, and inventory. The remediation plan includes the implementation of companywide policies and procedures for critical accounting areas including revenue and inventory, the enhancement of our documentation retention policy and training for employees on internal controls over financial reporting. In addition, the Company plans to engage a third-party firm to evaluate and recommend enhancements related to our design and operating of controls over inventory.

The remediation actions are subject to ongoing senior management review, as well as Audit Committee oversight. The Company will not be able to conclude whether the steps to be taken will fully remediate the material weaknesses in internal controls over financial reporting until remediation efforts are completed, tested, and evaluated for effectiveness. Until these weaknesses are remediated, the Company plans to continue to perform additional analyses and other mitigating procedures to ensure that its financial statements are prepared in accordance with U.S. GAAP.

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

Our Credit Agreement requires us to obtain on or before January 31, 2024 a binding commitment for sufficient qualified equity capital to pay down $50 million of Term Loan debt on March 31, 2024 (or on June 30, 2024, if we are able to obtain a third party guaranty or credit support of such pay-down obligation on or before January 31, 2024). If we are unable to obtain a binding equity financing commitment, guaranty or credit support on acceptable terms on or before January 31, 2024 or otherwise restructure or refinance the Credit Agreement, the lenders could declare a default and exercise their right to accelerate the repayment of all of our indebtedness under the Credit Agreement. Accordingly, our ability to continue as a going concern is subject to material uncertainly and dependent on our ability to obtain sufficiently qualified equity capital.

Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain sufficiently qualified equity capital. Our Credit Agreement requires us to obtain on or before January 31, 2024 a binding commitment for sufficiently qualified equity capital to pay down $50 million of term debt on March 31, 2024 (or June 30, 2024, if we are able to obtain a third party guaranty of or credit support for such pay-down obligation on or before January 31, 2024). The current financing environment in the United States is challenging and is impacted by factors beyond our control, including inflation, interest rates and volatile market conditions influenced by political events, war, and terrorism. For these reasons, among others, we cannot be certain that sufficiently qualified equity capital on acceptable terms will be available when and as needed. Moreover, if such equity financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If we are unable to obtain the binding equity financing commitment, guaranty or credit support required under the Credit Agreement on acceptable terms on or before January 31, 2024, or otherwise restructure or refinance the Credit Agreement, the lenders could declare a default and exercise their right to accelerate the repayment of all of our indebtedness under the Credit Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Third Amendment dated as of November 13, 2023 to Credit Agreement, dated as of December 23, 2021, as previously amended by the First Amendment and the Second Amendment thereto, among Fathom Guarantor, LLC, Fathom Manufacturing, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

Fathom Digital Manufacturing Corporation

Date: November 14, 2023	By:	/s/ Carey Chen
Carey Chen Martin
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer