Form 10-K
period 2023-12-31
Fathom Digital Manufacturing Corp
filed 2024-04-16
CIK 1836176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock beneficially held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on April 10, 2024, was $10,407,262. Shares of the Class A common stock beneficially owned by each executive officer and director of the registrant and each holder of more than 10% of our Class A common stock have been excluded from this calculation because such persons may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2024, there were 3,649,866 shares of the registrant's Class A common stock outstanding and 3,327,379 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Fathom Digital Manufacturing Corporation’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023 and delivered to stockholders in connection with the 2024 Annual Meeting of Stockholders, as applicable are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K (the "Annual Report" or "Form 10-K") are “forward looking statements.” Statements regarding our expectations regarding the business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factor Summary, Item 1A. Risk Factors,” and "Item7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those anticipated in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition, or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

risk factor summary

The following is a summary of the risks and uncertainties that could adversely affect our business, financial condition and results of operations and should be read in conjunction with the complete discussion of risk factors set forth in "Item 1A. Risk Factors." Some of the factors that could materially and adversely affect our business, financial conditions and results of operations include, but are not limited to the following:

•
the Merger Agreement (as defined herein), the pendency of the Merger (as defined herein), or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition, and the price of our Class A common stock (the “Class A Common Stock”);
•
our Credit Agreement (as defined herein) requires us to pay down $50 million of debt no later than July 31, 2024 with the proceeds of qualified equity capital, and our ability to continue as a going concern is subject to material uncertainty and is dependent on our ability to obtain sufficient qualified equity capital or otherwise restructure or refinance our outstanding indebtedness under the Credit Agreement;
•
while the Merger is pending and the Merger Agreement is in effect, we are subject to additional restrictions on our business activities;
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
•
we are subject to risks related to the Amended and Restated Tax Receivable Agreement (as amended prior to Amendment No.1, the “TRA”);
•
unfavorable global economic conditions, including increases in inflation and interest rates, could adversely affect our business, financial condition, or results of operations;
•
we may be subject to risks related to our status as an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”);
•
we are subject to the risks of our status as a “controlled company” within the meaning of the New York Stock Exchange (the “NYSE”) listing standards;
•
the stock price of our Class A Common Stock has been and may continue to be volatile or may decline regardless of our operating performance;
•
the volatility of the stock price of our Class A Common Stock directly impacts the valuation of the warrants, Fathom earnout shares and Altimar Sponsor II, LLC (the “Sponsor”) earnout shares and could increase the volatility in our net income (loss) in our consolidated statements of comprehensive income (loss);
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

Item 1. Business.

Unless the context requires otherwise, references to “Fathom,” “we,” "the Company,” “us” and “our” in this Annual Report refer to Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

Fathom, through our operating subsidiary Fathom Holdco, LLC (“Fathom OpCo”), is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and production part manufacturing to many of the largest and most innovative companies in the world. We have extensive expertise in both additive and traditional manufacturing, enabling our agile, technology-agnostic platform to blend manufacturing technologies and processes to deliver hybridized solutions designed to meet the specific needs of our customers. This flexible problem-solving approach empowers our customers to accelerate their product development cycles, reducing manufacturing lead times for low to mid-volume production.

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

Our deep technical expertise and integrated, software-driven approach underpin a comprehensive suite of capabilities, with over 25 unique manufacturing processes spread across 11 manufacturing facilities with nearly 400,000 square feet of manufacturing capacity in the United States ("U.S."). Our scale and breadth of offerings allows our customers to consolidate their supply chain and product development needs and to source through a single supplier. Fathom seamlessly blends in-house capabilities of 530+ advanced manufacturing systems across plastic and metal additive technologies (90+ industrial-grade systems), computer numerical control ("CNC") machining, injection molding and tooling, precision sheet metal fabrication, and design engineering, catering to a broad set of end markets. Fathom’s manufacturing technologies and capacity are further extended through utilization of a selected group of highly qualified suppliers who specialize in injection molding and tooling and CNC machining.

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

Fathom’s business was founded in 1984 under the name Midwest Composite Technologies, LLC ("MCT"). Following the merger of MCT and Kemeera, LLC in 2019, the business was rebranded to operate under the “Fathom Digital Manufacturing” name and key technical capabilities were added in direct response to the needs of our largest and most innovative corporate customers. Today, Fathom is the result of the successful integration of 13 complementary companies, acquired over the past five years, creating a robust on-demand digital manufacturing platform with a proven array of additive and traditional manufacturing capabilities.

As a result of our scale and superior offerings, we have developed a loyal base of approximately 2,500 customers, including many of the largest and most innovative companies in the world, with excellent representation across Fortune’s 500 list. During the fiscal year ended December 31, 2023, no single customer represented more than 10% of our total revenue.

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

Our People

Our employees are the foundation of Fathom’s enterprise and are essential to maintaining our business model and competitive advantages. As of December 31, 2023, we had 576 employees working across our U.S. locations. Our employees are distributed across functions, including engineering, production, sales, marketing, and general corporate functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and any future employees. The principal purpose of our equity incentive plans is to attract, retain and motivate selected employees, consultants, and directors through the granting of equity-based compensation awards and cash-based performance bonus awards.

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

Government Regulations

We are subject to various laws, regulations and permitting requirements of federal, state, and local authorities, including those related to environmental and health and safety. We are also subject to various U.S. and foreign laws and regulations related to anti-corruption, data privacy, data use and security, embargoes, sanctions, and trade and export controls, including those of the jurisdictions in which we operate, source from, or make sales in. We believe that we are in material compliance with all such laws, regulations, and permitting requirements. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding our business operations and activities may impede our growth, significantly increase our operating costs, and impair our business, financial condition, or results of operations.

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

Recent Information

Agreement and Plan of Merger

On February 16, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Fathom Digital Manufacturing Intermediate, LLC, a Delaware limited liability company (“Parent”), Fathom Digital Manufacturing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Company Merger Sub”), Fathom Digital Manufacturing Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Company Merger Sub (“LLC Merger Sub”), Fathom OpCo, and the Company, pursuant to which, among other things, (i) LLC Merger Sub will merge with and into Fathom OpCo with Fathom OpCo surviving the merger as a partially owned subsidiary of the Company (the “LLC Merger”) and (ii) immediately following the LLC Merger, Company Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”, and collectively, with the LLC Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”). Parent, Company Merger Sub, and LLC Merger Sub are affiliates of CORE Industrial Partners, LLC (“CORE”).

In connection with the Transactions, Parent will acquire all of the Company’s outstanding shares of its Class A Common Stock (other than (i) shares of Class A Common Stock held by the Company as treasury stock or owned by Parent or Company Merger Sub, (ii) shares of Class A Common Stock owned by CORE, (iii) shares of Class A Common Stock cancelled pursuant to the Merger Agreement, and (iv) any dissenting shares of Class A Common Stock) for $4.75 per share in cash.

The closing of the Merger Agreement is subject to customary closing conditions. Upon the closing of the Merger, Fathom will become a privately held company.

Corporate Information

Fathom OpCo, a Delaware limited liability company, was formed in April 2021 for the purpose of holding a 100 percent equity interest in each of MCT Group Holdings, LLC and its subsidiaries (collectively, "MCT Holdings") and in Incodema Holdings, LLC and its subsidiaries (collectively, “Incodema Holdings"). On April 30, 2021, Incodema Holdings and MCT Holdings were recapitalized through an exchange of equity pursuant to which each member of Incodema Holdings and each member of MCT Holdings exchanged their equity interests in Incodema Holdings and MCT Holdings, respectively, for equity interests in Fathom OpCo. As a result of this reorganization, each of Incodema Holdings and MCT Holdings are wholly owned subsidiaries of Fathom OpCo.

Our mailing address is 1050 Walnut Ridge Drive, Hartland, WI 53029, and our telephone number is (262) 367-8254. Our Class A Common Stock is listed on the NYSE under the symbol “FATH.”

Available Information

Our website is located at www.fathommfg.com, and our investor relations website is located at http://investors.fathommfg.com/. We file reports with the Securities and Exchange Commission (“SEC”), and copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investors.fathommfg.com/ and www.fathommfg.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.

The contents of, or information accessible through, our websites are not incorporated by reference into this Annual Report or in any other report or document we file or furnish with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report including, but not limited to, the sections entitled “Cautionary Note Regarding Forward-Looking Statements” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Business Risks

Our pending merger creates incremental business risks.

On February 16, 2024, the Company entered into a definitive agreement to be acquired by affiliates of the CORE Investors. The Merger Agreement by and among Parent, Company Merger Sub, LLC Merger Sub, Fathom OpCo and the Company provides for the Merger, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Because the CORE Investors, which beneficially own approximately 62.6% of our outstanding common stock, have committed to vote their shares in favor of approval of the Merger Agreement and the Merger at the pending special stockholders meeting, the requisite stockholder approval of the transaction is expected to be obtained. However, the proposed transaction is subject to customary closing conditions and involves important risks, including, among others: the risk that we are unable to satisfy all of the conditions required to consummate the proposed transaction on the proposed terms and schedule; the potential impact of the announcement and/or consummation of the proposed transaction on Company relationships, including with employees, suppliers, clients and competitors; the risk that we will not have the ability to continue to hire and retain key personnel; the risk of potential litigation associated with the proposed transaction; the fact that the Merger Agreement subjects the Company to various restrictions on its operations between signing and closing; the risk of disruptions from the proposed transaction that impact our business, including current plans and operations; the risk of adverse effects on the market price of the Company's Class A common stock and the Company's operating results for any reason; and other risks described in the Company's SEC filings, including definitive additional materials, the merger proxy statement and other filings generally applicable to significant transactions that are or will be filed with the SEC.

Our Credit Agreement, as amended, requires us to pay down $50 million of Term Loan debt on July 31, 2024 (the “Term Loan Paydown”) with the proceeds of qualified equity capital (or, if earlier, on the date the pending Merger is consummated or the date that the Merger Agreement and the related transaction documents are terminated). If we are unable to make the Term Loan Paydown when due or otherwise restructure or refinance the Credit Agreement, the lenders could declare a default and exercise their right to accelerate the repayment of all of our indebtedness under the Credit Agreement. Accordingly, our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain sufficient qualified equity capital

Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain sufficient qualified equity capital. Our credit agreement, dated December 23, 2021 with JP Morgan Chase Bank, N.A., as administrative agent (as amended through the Fourth Amendment (as defined herein), the “Credit Agreement”), requires us to make the $50 million Term Loan Paydown on or before July 31, 2024 with the proceeds of qualified equity capital (or, if earlier, on the date the pending Merger is consummated or the date that the Merger Agreement and related transaction documents are terminated). In connection with the execution of the Merger Agreement, the CORE Investors and their managing partner, an affiliate of CORE Industrial Partners, entered into an equity commitment letter (the “Equity Commitment Letter”) with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), the payment of the Term Loan Paydown and certain other payments. The CORE Investors’ obligations under the Equity Commitment Letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied. The current financing environment in the United States is challenging and is impacted by factors beyond our control, including inflation, interest rates and volatile market conditions influenced by political events, war, and terrorism. For these reasons, among others, we cannot be certain that sufficient qualified equity capital on acceptable terms will be available if the funding of Parent contemplated by the Equity Commitment Letter is not obtained. Moreover, if such equity financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If we are unable to obtain sufficient qualified equity capital to enable us to make the Term Loan Paydown when due, or otherwise restructure or refinance the Credit Agreement in those circumstances, the lenders could declare a default and exercise their right to accelerate the repayment of all of our indebtedness under the Credit Agreement.

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

Though we plan to continue to expend resources to develop new technologies, processes, and manufacturing capabilities, we cannot assure you that we will be able to maintain our current competitive position or continue to compete successfully against current and future sources of competition. One challenge in developing new business opportunities is identifying custom parts categories for which our automated quotation and digital manufacturing processes offer an attractive value proposition, and we may not be able to identify any new custom parts categories with favorable economics similar to our existing offerings. If we do not keep pace with technological change, demand for our offerings may decline and our operating results may suffer.

Our success depends on our ability to deliver on-demand manufacturing capabilities and custom parts that meet the needs of our customers and to effectively respond to changes in our industry.

We derive almost all of our revenue from the manufacture and sale to our customers of quick-turn, low volume custom parts for prototyping, support of internal manufacturing and limited quantity product release up to mid volume production requirements. Our business has been and, we believe, will continue to be, affected by changes in our customers’ new product and product line introductions, requirements and preferences, rapid technological change and the emergence of new standards and practices, any of which could render our technology and manufacturing capabilities less attractive, uneconomical, or obsolete. To the extent that our customers’ need for quick-turn to mid-volume production parts decreases significantly for any reason, it would likely have a material adverse effect on our business and operating results and harm our competitive position. In addition, CAD simulation and other technologies may reduce the demand for physical prototype parts. Therefore, we believe that to remain competitive, we must continually expend resources to enhance and improve our technology and manufacturing capabilities.

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

Because our custom parts and manufacturing capabilities are sold primarily through our website, the success of our business depends in part upon our ability to attract new and repeat customers to our website in order to increase business and grow our revenue. Customer awareness and the perceived value of our brands will depend largely on the success of our marketing efforts, as well as our ability to consistently provide quality custom parts within the required timeframes and positive customer experiences, which we may not do successfully. A primary component of our business strategy is the continued promotion and strengthening of our brands. We may choose to increase our branding expense materially, but we cannot be sure that this investment would be profitable. If we are unable to successfully maintain and enhance our brands, this could have a negative impact on our business and ability to generate revenue.

Sales efforts to large customers involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.

Attracting and retaining business from large enterprise customers is an element of our business strategy. Sales to large customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, less predictability in completing some of our sales and extended payment terms. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our platform, our various technologies and manufacturing capabilities, the longer period of time typically taken by large customers to evaluate and test our project management platform prior to making a purchase decision and placing an order, the discretionary nature of purchasing and budget cycles and the competitive nature of evaluation and purchasing approval processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to large enterprises typically taking longer to complete. Moreover, larger organizations may demand more customization, which would increase our upfront investment in the sales effort with no guarantee that these customers will seek to use our manufacturing capabilities widely enough across their organization to justify our substantial upfront investment. A portion of these customers may purchase our offerings on payment terms, requiring us to assume a credit risk for non-payment in the ordinary course of business. If we fail to effectively manage these risks associated with sales to large customers, our business, financial condition, and results of operations may be adversely affected.

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

Measures are being taken in the U.S. and globally to increase minimum wages, and there is a shortage of skilled labor in certain locations leading to increased wage pressure. Similarly, with an increased global focus on environmental, social, and corporate-governance concerns and sustainability, input costs have been steadily rising. Accordingly, we may need to increase the levels of labor compensation more rapidly than in the past to remain competitive in attracting and retaining the quality and amount of labor that our business requires. To the extent that we are not able to control or recoup wage increases through our pricing, wage increases may reduce our margins and cash flows, which could adversely affect our business.

Loss of our key management or other personnel, including the recent departure of our Chief Executive Officer and President, or our failure to attract, integrate and retain additional personnel in the future, could adversely impact our business.

Changes to management, including turnover of our top executives, could have an adverse effect on our business. Our business has experienced significant executive management changes. In October 2023, we announced the departure of our former President and Chief Executive Officer ("CEO") and the appointment of Mr. Carey Chen, a member of our board of directors, to serve as President and CEO. In addition, we have experienced departures and transitions of other senior leadership positions.

These leadership changes may be inherently difficult to manage and may hamper our ability to meet our financial and operational goals as new management becomes familiar with their roles and the business. Such changes may also result in added costs, uncertainty concerning our future direction, decreased employee morale, and the loss of personnel with deep institutional knowledge and industry relationships. Any of the foregoing could result in significant disruptions to our operations and impact our ability to execute on our strategy and pursue strategic initiatives.

Further, we have increased our dependency on the remaining members of our executive management team to facilitate a smooth transition in leadership roles. Since our executive officers are at-will employees, they could terminate their employment with us at any time, and any such departure could be particularly disruptive in light of the recent leadership changes. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

The loss of any of these individuals, each of whom is “at will” and may terminate his or her employment relationship with us at any time, could disrupt our operations and significantly delay or prevent the achievement of our business objectives. We believe that our future success will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. High demand exists for qualified senior management and other key personnel (including technical, engineering, product, finance, and sales personnel) in the digital manufacturing industry. A possible shortage of qualified individuals in the regions where we operate might require us to pay increased compensation to attract and retain key employees, thereby increasing our costs. In addition, we face intense competition for qualified individuals from numerous companies, many of whom have substantially greater financial and other resources and name recognition than us. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational, managerial, and other requirements, or we may be required to pay increased compensation in order to do so. For example, our failure to attract and retain shop floor employees may inhibit our ability to fulfill production orders for our customers. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

One element of our growth strategy relies on business acquisitions. We may not realize the anticipated benefits of such acquisitions, and any acquisition, strategic relationship, joint venture, or investment could disrupt our business and harm our operating results and financial condition.

Our business and customer base have been built in part through organic growth, but also through acquisitions of businesses that increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property, or product line capabilities. We have completed 13 acquisitions during the last four years, and we intend to continue to aggressively pursue attractive opportunities to enhance or expand our offerings through acquisitions, strategic relationships, joint ventures, or investments that we believe may allow us to implement our growth strategy. For example, in December 2019, we acquired ICO Mold, LLC ("ICOMold") to enable us to expand our existing Search Engine Optimization ("SEO") and Search Engine Marketing ("SEM") capabilities. During 2020 and 2021, we completed six acquisitions that added CNC machining to our manufacturing capabilities, and three acquisitions that added precision sheet metal fabrication to our offerings. We cannot forecast the number, timing or size of any future acquisitions or other similar strategic transactions, or the effect that any such transactions might have on our operating or financial results. We may not be able to successfully identify future acquisition opportunities or complete any such acquisitions if we cannot reach agreement on commercially favorable terms if we lack sufficient resources to finance such transactions on our own and cannot obtain financing at a reasonable cost or if regulatory authorities prevent such transactions from being completed. Restrictions in the Merger Agreement and Credit Agreement (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowings and Lines of Credit") also limit our ability to complete new acquisitions.

Although we have substantial experience engaging in these types of transactions, such transactions may be complex, time consuming and expensive, and may present numerous challenges and risks including:

•	an acquired company, asset or technology not furthering our business strategy as anticipated;

•	difficulties entering and competing in new product or geographic markets and increased competition, including price competition;

•	integration challenges;

•	challenges in working with strategic partners and resolving any related disagreements or disputes;

•	high valuation for a company, asset or technology, or changes in the economic or market conditions or assumptions underlying our decision to make an acquisition;

•	significant problems or liabilities associated with acquired businesses, assets, or technologies, including increased intellectual property and employment-related litigation exposure;

•	acquisition of a significant amount of goodwill, which could result in future impairment charges that would reduce our earnings; and

•	requirements to record substantial charges and amortization expense related to certain purchased intangible assets, deferred stock compensation and other items, as well as other charges or expenses.

Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions, strategic relationships, joint ventures, or investments after we have expended resources on them, as well as divert our management’s attention. Any failure to successfully address these challenges or risks could disrupt our business and harm our operating results and financial condition. Moreover, any such transaction may not be viewed favorably by investors or other stakeholders.

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

In addition, from time to time we may enter into negotiations for acquisitions, relationships, joint ventures, or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as substantial out-of-pocket costs.

We may not timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business.

A key element to our continued growth is the ability to quickly and efficiently quote an increasing number of customer submissions across geographic regions and to manufacture the related custom parts. This will require us to timely and effectively scale and adapt our existing technology, processes, and infrastructure to meet the needs of our business. With respect to our website, project management platform and quoting technology, it may become increasingly difficult to maintain and improve their performance, especially during periods of heavy usage and as our solutions become more complex and our user traffic increases across geographic regions. Similarly, our manufacturing automation technology may not enable us to process the large numbers of unique designs and efficiently manufacture the related custom parts in a timely fashion to meet the needs of our customers as our business continues to grow. Any failure in our ability to timely and effectively scale and adapt our existing technology, processes and infrastructure could negatively impact our ability to retain existing customers and attract new customers, damage our reputation and brands, result in lost revenue, and otherwise substantially harm our business and results of operations.

The implementation of our reorganization plan could result in greater costs and fewer benefits than we anticipate, which could materially harm our business, financial condition, and operating results.

On July 7, 2022, the Board approved a reorganization plan (the “Reorganization”), designed to consolidate the Company’s national footprint, streamline legacy leadership and centralize core business functions following the completion of 13 acquisitions by Fathom since 2019. These measures included consolidation of leadership and other roles through a net workforce reduction of approximately 6%, consolidation of our Oakland, California facility into our Hartland, Wisconsin headquarters, the establishment of a technology center in Fremont, California and streamlining of certain of our administrative processes. On February 17, 2023, the Company committed to additional actions to continue and expand the Reorganization, including closing a Texas location and consolidating into another Texas location, reducing the Company’s workforce by an additional 14%, and prioritizing investments and operations in line with near-term revenue generation. During the third quarter of 2023, the Company expanded the Reorganization to include further workforce reductions at our Hartland and Miami facilities. On January 19, 2024, the Board authorized and directed management to close the Company’s Miami Lakes, Florida manufacturing facility as a result of persistent and continuing profitability challenges experienced at the facility. The Company expects to complete these activities by the end of the second quarter 2024. In addition, these initiatives have placed and could place substantial additional demands on our management, which could lead to the diversion of management’s attention from other business priorities. These initiatives could also lead to unanticipated work stoppages, low employee morale, decreased productivity, and a failure to deliver under existing and future commitments to third parties, which could harm our business. As a result of these or any other factors, we could fail to realize the anticipated benefits associated with the Reorganization, which could in turn materially harm our business, financial condition, and operating results.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all. If we are unable to raise additional capital when needed, our financial condition could be adversely affected, and we may not be able to execute our growth strategy.

We intend to continue to make acquisitions and other investments to support our business growth and may require additional funds to respond to business challenges, including the need to complement our growth strategy, increase market share in our current markets or expand into other markets, or broaden our technology, intellectual property, or manufacturing capabilities. Accordingly, we may need to obtain equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. The Credit Agreement and any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Numerous factors may cause us not to maintain the revenue growth that we have historically experienced.

Although our revenue has grown from $20.6 million for the year ended December 31, 2019 to $131.2 million for the year ended December 31, 2023, we may not be able to maintain our historical rate of revenue growth. We believe that our future revenue growth will depend on many factors, a number of which are out of our control, including among others, our ability to:

•	retain and further penetrate existing customers, as well as attract new customers;

•	consistently execute on custom part orders in a manner that satisfies our customers’ product needs and provides them with a superior experience;

•	develop new technologies or manufacturing processes and broaden the range of custom parts we offer;

•	capitalize on customers’ product expectations for access to comprehensive, user-friendly e-commerce capabilities 24 hours per day, 7 days per week;

•	increase the strength and awareness of our brands across geographic regions;

•	respond to changes in customers’ needs, technology, and our industry;

•	react to challenges from existing and new competitors; and

•	respond to an economic slowdown which negatively impacts manufacturers’ ability to innovate and bring new products to market.

We cannot assure you that we will be successful in addressing the factors described above and continuing to grow our business and revenue.

Errors or defects in the software we use or custom parts we manufacture could cause us to incur additional costs, lose revenue and business opportunities, damage our reputation, and expose us to potential liability.

The sophisticated software we use and the often complex custom parts we manufacture may contain errors, defects, or other performance problems at any point in the life of the software or custom parts. If errors or defects are discovered in our current or future software or in the custom parts we manufacture for customers, we may not be able to correct them in a timely manner or provide an adequate response to our customers. We may therefore need to expend significant financial, technical and management resources, or divert some of our development resources, in order to resolve or work around those errors or defects. Particularly in the medical sector, errors or defects in our software or custom parts we manufacture could lead to claims by patients against us and our customers and expose us to lawsuits that may damage our and our customers’ reputations. Claims may be made by individuals or by classes of users. Our product liability and related insurance policies may not apply or sufficiently cover any product liability lawsuit that arises from defective software we may use or the custom parts we manufacture. Customers such as our collaboration partners may also seek indemnification for third party claims allegedly arising from breaches of warranties under our collaboration agreements.

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

A number of factors or events could cause such interruptions or problems, including among others: human and software errors, design faults, challenges associated with upgrades, changes or new facets of our business, power loss, telecommunication failures, fire, flood, extreme weather, political instability, acts of terrorism, war, break-ins and security breaches, contract disputes, labor strikes and other workforce-related issues, capacity constraints due to an unusually large number of customers and potential customers accessing our website or project management platform or ordering parts at the same time, and other similar events. These risks are augmented by the fact that our customers come to us largely for our quick-turn low to mid-volume manufacturing capabilities and that accessibility and turnaround speed are often of critical importance to these customers. We are dependent upon our facilities through which we satisfy all of our production demands and in which we house all of the computer hardware necessary to operate our website and systems as well as managerial, customer service, sales, marketing, and other similar functions, and we have not identified alternatives to these facilities or established fully redundant systems in multiple locations. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and therefore preventing, identifying, and rectifying problems with these aspects of our systems is to a large extent outside of our control.

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

We manufacture the majority of our products in 11 manufacturing facilities located in the U.S. and the rest is manufactured through our supply chain partners. These facilities and the manufacturing equipment we use would be costly to replace if damaged by a natural or man-made disaster, and could require substantial lead time to repair or replace. Our facilities may be harmed by natural or man-made disasters, including, without limitation, earthquakes, floods, tornadoes, fires, hurricanes, tsunamis, nuclear disasters, terrorist attacks, or as a result of a pandemic such as the recent COVID-19 pandemic. In the event any of our facilities are affected by a disaster, we may:

•	be unable to meet the shipping deadlines of our customers;

•

experience disruptions in our ability to process submissions and generate quotations, manufacture, and ship parts, provide marketing and sales support and customer service and otherwise operate our business, any of which could negatively impact our business;

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

Our business, brands, reputation, and ability to attract and retain customers depend upon the satisfactory performance, reliability, and availability of our project management platform, and depend upon the availability of the internet and our third-party service providers. We rely on third party data center facilities operated by Amazon Web Services (“AWS”), Ace Cloud Hosting (“Ace”), and Right Networks (“Right Networks”) to host our main servers. We do not control the operation of any of AWS, Ace’s, or Right Networks’ data center hosting facilities, and they may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, terrorist attacks and similar events. They may also be subject to interruptions due to system failures, computer viruses, software errors or subject to breaches of computer hardware and software security, break-ins, sabotage, intentional acts of vandalism and similar misconduct. And while we rely on service level agreements with our hosting providers, if they do not properly maintain their infrastructure or if they incur unplanned outages, our customers may experience performance issues or unexpected interruptions and we may not meet our service level agreement terms with our customers. We have experienced, and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. These and other similar events beyond our control could negatively affect the use, functionality, or availability of our services.

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

Industry Risks

We face various risks related to health epidemics, pandemics, and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face a wide variety of risks related to health epidemics, pandemics, and similar outbreaks, especially of infectious diseases, such as the recent COVID-19 pandemic. Since first reported in late 2019, the COVID-19 pandemic dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in industrial product development spending, regulatory challenges, inflationary pressures, and market volatility.

If, for example, a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs (which may or may not be fully recoverable or insured), schedule or production delays, market volatility and other financial impacts. If any or all of these events were to occur, we could experience adverse impacts on our overall performance, operations, and financial results. Given the tremendous uncertainties and variables, we cannot at this time predict the impact of any future health epidemics, pandemics, or similar outbreaks, but any one of such events could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

Market opportunity estimates and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates in this Annual Report relating to the expected size and growth of the markets for digital manufacturing technology and other markets in which we participate may prove to be inaccurate. Even if these markets experience the forecasted growth described in this Annual Report, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including continued market adoption of our offerings, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report should not be taken as indicative of our future growth.

Unfavorable global economic conditions and changes, including changes in inflation, interest rates and geopolitical matters, could adversely affect our business, financial condition, or results of operations.

Heightened levels of inflation and the potential worsening of macroeconomic conditions, including slower growth or recession, further changes to federal government fiscal or monetary policies, tighter credit and higher interest rates, present risks for us, our suppliers, and the stability of the broader manufacturing industrial base. We have experienced pricing increases from our suppliers, and we have increased compensation to our employees to help ensure employee retention. To the extent inflation or other factors increase our business costs, it may not be feasible to pass price increases on to our customers or offset higher costs through manufacturing efficiencies. Inflation could also adversely affect the ability of our customers to purchase our products and higher interest rates could adversely affect the ability of our customers to invest in product innovation and development that generate demand for our custom parts. An economic downturn could result in a variety of risks to our business, including weakened demand for our products and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also result in further constraints on our suppliers or cause future customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, the ongoing trade war between the U.S. and China may impact the cost of raw materials, finished products or other materials used in our offerings and our ability to sell our offerings in China. Overall, the U.S.-China trade relationship remains stalled as economic and national security concerns continue to be a challenge. Other changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could also adversely affect our business. We could experience interruptions in production due to the processing of customs formalities or reduced customer spending in the wake of weaker economic performance. If global economic conditions remain volatile for a prolonged period our results of operations could be adversely affected.

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

In addition, we may be subject to intellectual property infringement claims from individuals, vendors, and other parties, including those that are in the business of asserting patents, but are not commercializing products or services in the field of digital manufacturing, or our customers may seek to invoke indemnification obligations to involve us in such intellectual property infringement claims. Furthermore, although we maintain certain procedures to screen custom parts we manufacture on behalf of customers for infringement on the intellectual property rights of others, we cannot be certain that our procedures will be effective in preventing any such infringement. Any third-party lawsuits or other assertion to which we are subject, alleging infringement of trademarks, patents, trade secrets or other intellectual property rights either by us or by our customers may have a significant adverse effect on our financial condition.

Cybersecurity risks and cyber incidents, including cyber-attacks, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and confidential information in our possession and damage to our business relationships, any of which could negatively impact our business, financial condition, and operating results.

There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us due to our substantial reliance on information technology. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists, and other outside parties. As a result of the generally increasing frequency and sophistication of cyber-attacks, and our substantial reliance on technology, we may face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists.

The operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage, and transmission of information, which are vulnerable to security breaches and cyber incidents. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. In addition, we and our employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to proprietary or other sensitive information. The result of these incidents may include disrupted operations, misstated or unreliable financial data, fraudulent transfers, or requests for transfers of money, liability for stolen information, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships, causing our business and results of operations to suffer. Our reliance on information technology is substantial, and accordingly the risks posed to our information systems, both internal and those provided by third-party service providers are critical. We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions and rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems; however, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident, especially because the cyber-incident techniques change frequently or are not recognized until launched and because cyber-incidents can originate from a wide variety of sources.

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

Our proprietary digital manufacturing software contains third-party open-source software components. Our use of such open-source software may expose us to additional risks and harm our intellectual property and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our offerings.

Our proprietary digital manufacturing software contains components that are licensed under so-called “open-source,” “free” or other similar licenses. Open-source software is made available to the general public on an “as-is” basis under the terms of a non-negotiable license. We currently combine our proprietary software with open-source software, but not in a manner that we believe requires the release of the source code of our proprietary software to the public. We do not plan to integrate our proprietary software with open-source software in ways that would require the release of the source code of our proprietary software to the public; however, our use of open-source software may entail greater risks than use of third-party commercial software. Open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release to the public or remove the source code of our proprietary software. As is standard practice among technology companies, Fathom leverages open-source software in the development of its internal software. Open-source software is commonly used as a foundation to which Fathom develops upon, allowing us to customize the software based on the specific needs of Fathom. This approach enables faster development of high quality software. We may also face claims alleging noncompliance with open-source license terms or infringement or misappropriation of proprietary software. These claims could result in litigation, require us to purchase a costly license or remove the open-source software. In addition, if the license terms for open-source software that we use change, we may be forced to re-engineer our solutions, incur additional costs, or discontinue the sale of certain of our offerings if re-engineering could not be accomplished on a timely basis. Although we monitor our use of open-source software to avoid subjecting our offerings to unintended conditions, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our offerings. We cannot guarantee that we have incorporated open-source software in our proprietary software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

Compliance-Related Risks

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of the types of custom parts we manufacture or may manufacture in the future. It is not clear how existing laws governing issues such as property use and ownership, sales and other taxes, fraud, libel, and personal privacy apply to the Internet and e-commerce, especially where these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are being interpreted by the courts and their applicability and reach are therefore uncertain. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities. Those current and future laws and regulations or unfavorable resolution of these issues may substantially harm our business and results of operations.

Aspects of our business are subject to privacy, data use and data security regulations, which may impact the way we use data to target customers.

Privacy and security laws and regulations may limit the use and disclosure of certain information and require us to adopt certain cybersecurity and data handling practices that may affect our ability to effectively market our manufacturing capabilities to current, past, or prospective customers. In many jurisdictions consumers must be notified in the event of a data security breach, and such notification requirements continue to increase in scope and cost. The changing privacy laws in the U.S., Europe and elsewhere, including the General Data Protection Regulation ("GDPR") in the European Union, which became effective May 25, 2018, and the California Consumer Privacy Act of 2018, which was enacted on June 28, 2018 and became effective on January 1, 2020, create new individual privacy rights and impose increased obligations, including disclosure obligations, on companies handling personal data. The impact of these continuously evolving laws and regulations could have a material adverse effect on the way we use data to digitally market and pursue our customers.

Our business involves the use of hazardous materials, and we and our suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

Our business involves the controlled storage, use and disposal of hazardous materials. We and our suppliers are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that the safety procedures utilized by us and our suppliers for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, federal, state, or local authorities may curtail our use of these materials and interrupt our business operations. We do not currently maintain hazardous materials insurance coverage. If we are subject to any liability as a result of activities involving hazardous materials, our business and financial condition may be adversely affected, and our reputation and brands may be harmed.

If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the parts we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of CNC-machined and injection-molded custom parts, we conform to certain international standards, including International Organization for Standardization ("ISO"), 9001:2015 for our injection molding facilities and the AS9100:2016 standard for our CNC-machining facilities in Hartland, WI, Tempe, AZ, Newark, NY. We conform to the ISO 9001:2015 standard for our plastics manufacturing and the AS9100:2016 standard for our metals manufacturing in Hartland, WI, Tempe, AZ, and Newark, NY. We conform to the ISO 9001:2015 for our sheet metal custom parts and the AS9100:2016 standards for our CNC-machined custom parts in Hartland, WI, Tempe, AZ, and Newark, NY. We also conform to international standard ISO 9001:2015 at our manufacturing facilities in Hartland, WI, Newark, NY, Denver, CO, Round Rock, TX, Tempe, AZ, Miami Lakes, FL, and Elk Grove, IL. We conform to the NIST800-171 standard at our facilities in Oakland, CA and Tempe, AZ. We conform to the ITAR standard at our facilities in Hartland, WI, Ithaca, NY, Denver, CO, Tempe, AZ, and Newark, NY. Additionally, we conform to international standard ISO 13485 at our manufacturing facilities in Round Rock, TX and Miami Lakes, FL. If any system inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a corrective action request or discontinuing our certifications. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition, and operating results.

We are subject to environmental, health and safety laws and regulations related to our operations and the use of our digital manufacturing systems and consumable materials, which could subject us to compliance costs and/or potential liability in the event of non-compliance.

We are subject to environmental laws and regulations governing our manufacturing operations, including, but not limited to, emissions into the air and water and the use, handling, disposal, and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials, and the health and safety of our employees. Under these laws, regulations, and requirements, we could also be subject to liability for improper disposal of chemicals and waste materials. Accidents or other incidents that occur at our facilities or involve our personnel or operations could result in claims for damages against us. In the event we are found to be financially responsible, as a result of environmental or other laws or by court order, for environmental damages alleged to have been caused by us or occurring on our premises, we could be required to pay substantial monetary damages or undertake extensive remedial obligations. If our operations fail to comply with such laws or regulations, we may be subject to fines and other civil, administrative, or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances that we generate, use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental laws allow for strict and joint and several liabilities for remediation costs, regardless of fault. We may be identified as a potentially responsible party under such laws. The amount of any costs, including fines or damages payments that we might incur under such circumstances, could substantially exceed any insurance we have to cover such losses. Any of these events, alone or in combination, could have a material adverse effect on our business, financial condition and results of operations and could adversely affect our reputation.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention, and affect its ability to attract and retain qualified board members.

As a public company listed in the U.S., we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and any rules promulgated thereunder, as well as the rules of NYSE. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on its systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our operations, business, financial condition, or results of operations.

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

We are required to comply with the SEC rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. We are required to make an annual assessment of our internal controls over financial reporting pursuant to Section 404. This assessment includes disclosure of certain material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS") Act.

As of December 31, 2023, based on the Company’s implementation of a structured internal controls design and testing process during 2023, we have identified material weaknesses in certain components of the 2013 COSO framework, including the control environment and control activities.

•
Our information technology general controls intended to restrict access to data and application were not adequate resulting in appropriate access and improper segregation of duties at both the system (pervasive) and end user levels across multiple locations. Management determined that ineffective information technology general controls represent a material weakness.
•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures. Management determined that the ineffective pervasive controls represent a material weakness.
•
Management determined that the Company has design deficiencies over revenue, specifically around (i) customer and supplier onboarding; (ii) document retention; and (iii) a lack of evidence to support control performance. Management determined that the collective ineffective controls over revenue constitute a material weakness.
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
•
Management determined that the Company has design deficiencies over the completeness, accuracy, existence, and presentation and disclosure of inventory. Specifically, we did not maintain effective controls related to (i) validation of the inventory costing, including unit of measure; (ii) consistent verification of inventory existence throughout the year; and (iii) reconciliation of inventory accounts. Management determined that the ineffective controls over inventory accounting constitute a material weakness.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

The CORE Investors have substantial influence over our management and policies, and their interests may conflict with ours or yours in the future. The CORE investors have entered into a Support Agreement with the Company in connection with our pending merger which will ensure stockholder approval of the Merger Agreement and Merger at the pending special stockholders meeting.

CORE Industrial Partners Fund I, L.P. and CORE Industrial Partners Fund I Parallel, L.P. (the "CORE Investors") beneficially own approximately 62.6% of our common stock, which generally vote together as a single class on matters submitted to a vote of our stockholders, including the election of directors. As a result, the CORE Investors have the ability to influence our business and affairs through their ability to control matters generally submitted to our stockholders for approval, including the election of directors, “negative control” rights through their ownership of our common stock combined with certain supermajority voting provisions of our certificate of incorporation (our "Charter") and amended and restated bylaws (our "Bylaws"), and the provisions in the Investor Rights Agreement described below. If the other holders of our Class A common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, unless for cause and then only upon the affirmative vote of holders of 66-2⁄3% of our outstanding Class A common stock and Class B common stock, voting as a single class.

The CORE Investors and their managing partner, an affiliate of CORE Industrial Partners, entered into a Support Agreement with Fathom and Parent pursuant to which, among other things, the CORE Investors have agreed to take certain actions required by Fathom subject to the terms, conditions and limitations set forth therein, including to (i) vote all shares of Fathom Common Stock beneficially owned by the CORE Investors in favor of the Merger Agreement and the Merger at the pending special stockholders meeting to consider and approve the Merger Agreement and the Merger, (ii) not exercise dissenters’ rights, appraisal rights or vote in favor of an alternative proposal or other action that would reasonably be expected to prevent, interfere with, adversely affect or delay the Merger and (iii) not sell, assign, transfer, encumber or otherwise dispose of any shares of Fathom held by the CORE Investors, or enter into any contract, option or other arrangement or understanding with respect to the sale, assignment, transfer, encumbrance or other disposition of any shares of Fathom Common Stock held by the CORE Investors, other than as provided under certain customary exceptions. Accordingly, the Support Agreement is expected to result in a majority of outstanding shares of Fathom Common Stock being voted in favor of the proposal to approve and adopt the Merger Agreement at the pending special stockholders meeting, with the result that such proposal will be adopted.

In addition, in connection with Fathom OpCo’s previous business combination with Altimar Acquisition Corp. II (the "Business Combination"), we entered into the Investor Rights Agreement with the CORE Investors which provides for an initial ten-person board of directors, consisting of nine individuals designated by the CORE Investors, and one independent director mutually agreed by the CORE Investors and the Sponsor. The CORE Investors have certain continued nomination rights for a number of directors ranging from the majority of the board of directors to one director, while they beneficially own shares of common stock in excess of certain ownership percentage of the amount owned by the CORE Investors at the closing of the Business Combination ("Closing"), as determined in accordance with the Investor Rights Agreement. In addition, for so long as the CORE Investors beneficially own shares of common stock representing at least 5% of the amount owned by the CORE Investors at Closing, the CORE Investors will have the right to designate a person to attend meetings of our board (including any meetings of any committees thereof) in a non-voting observer capacity.

The CORE Investors and their affiliates engage and will continue to engage in a broad spectrum of activities, including investments in the manufacturing and industrial industries generally, and engage and may continue to engage in the same or similar activities or related lines of business as those in which we are engaged or may engage in, directly or indirectly. In the ordinary course of their business activities, the CORE Investors and their affiliates may engage in activities in which their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or partners of ours. Our Charter provides that none of the CORE Investors, any of their affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The CORE Investors and their affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, the CORE Investors and their affiliates may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to you.

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

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Fathom’s stockholders, which could limit Fathom’s stockholders’ ability to obtain a favorable judicial forum for disputes with Fathom or its directors, officers, or other employees.

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

We are a holding company, and our only material asset is our interest in Fathom OpCo, and we are accordingly dependent upon distributions made by Fathom OpCo to pay dividends, taxes, and other expenses, including payments under the TRA.

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

Subject to the discussion below, Fathom OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of New Fathom Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Fathom OpCo. Under the terms of the Second Amended and Restated Limited Liability Company Agreement of Fathom Holdco, LLC, dated as of December 23, 2021 (the "Fathom Operating Agreement"), Fathom OpCo is obligated to make tax distributions to holders of the New Fathom Units (including us) calculated at certain assumed tax rates. In addition to tax expenses, we will also incur expenses related to our operations, including our payment obligations under the TRA, which likely will be significant, and some of which will be reimbursed by Fathom OpCo (excluding payment obligations under the TRA). We intend to cause Fathom OpCo to make ordinary distributions and tax distributions to holders of New Fathom Units on a pro rata basis in amounts sufficient to cover all applicable taxes, relevant operating expenses, payments by us under the TRA and dividends, if any, declared by us. However, as discussed above, Fathom OpCo’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, retention of amounts necessary to satisfy the obligations of Fathom OpCo and its subsidiaries and restrictions on distributions that would violate any applicable restrictions contained in Fathom OpCo’s or its subsidiaries’ debt agreements, or any applicable law, or that would have the effect of rendering Fathom OpCo or a subsidiary insolvent. To the extent that Fathom is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a breach of a material obligation under the TRA and therefore accelerate payments under the TRA, which could be substantial.

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

Pursuant to the TRA, we will be required to make payments to Blocker TRA Parties and Exchange TRA Parties (each as defined in the TRA) for certain tax benefits we may claim, and those payments will likely be substantial. If the pending merger is consummated, the TRA will automatically terminate in full without any tax benefit payments or early termination payment.

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

Payments under the TRA are our obligation not Fathom OpCo’s. The actual increase in our allocable share of Fathom OpCo’s tax basis in its assets, as well as estimating the amount and timing of any payments due to the TRA Parties based on future exchanges under the TRA, is by its nature, imprecise. For purposes of the TRA, savings in tax generally are calculated by comparing Fathom’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and assumed combined state and local income tax rate) to the amount that Fathom would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments under the TRA will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the depreciation and amortization periods that will apply to any increases in tax basis, the U.S. federal income tax rate then applicable, and the amount and timing of the recognition of Fathom’s income. Many of the factors that may determine the amount of payments that we will make under the TRA are outside of its control. As of December 31, 2023, the Company determined that making a future payment under the TRA was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax to require a payment under the TRA. As a result, the Company remeasured the TRA liability at zero in the consolidated balance sheets and recorded a gain of $28,270 in the consolidated statements of operations for the fiscal year ended December 31, 2023.

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

On February 16, 2024, and in connection with the execution of the merger agreement, the TRA was amended by the Company, Fathom OpCo and the other parties signatory to the amendment. As so amended, the TRA will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each capitalized term as defined in the TRA), upon the consummation of the merger, and the merger will not constitute a Change of Control (as defined in the TRA) thereunder. The consummation of the merger is subject to the satisfaction or waiver (if permitted) of certain conditions as set forth in the merger agreement, and there is no assurance that the merger will be consummated or upon the timetable presently contemplated.

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

Moreover, the TRA provides that, in certain events, including a change of control, breach of a material obligation under the TRA, or Fathom’s exercise of early termination rights, Fathom’s obligations under the TRA will accelerate and Fathom will be required to make a lump-sum cash payment to the Exchange TRA Parties and the Blocker TRA Parties and other applicable parties to the TRA equal to the present value of all forecasted future payments that would have otherwise been made under the TRA, which lump-sum payment would be based on certain assumptions, including those relating to Fathom’s future taxable income. The lump-sum payment would likely be substantial and could exceed the actual tax benefits that Fathom realizes subsequent to such payment because such payment would be calculated assuming, among other things, that Fathom would have certain tax benefits available to it and that Fathom would be able to use the potential tax benefits in future years. Assuming no material changes in the relevant tax law, we expect that if we experienced a change of control or the TRA had been terminated at December 31, 2023, the estimated lump-sum payment would be approximately $36.9 million (calculated using a discount rate equal to a per annum rate of LIBOR plus 100 basis points, applied against an undiscounted liability of approximately $60.9 million).

There may be a material negative effect on Fathom’s liquidity if the payments required to be made by Fathom under the TRA exceed the actual income or franchise tax savings that Fathom realizes. Furthermore, Fathom’s obligations to make payments under the TRA could also have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

On February 16, 2024, and in connection with the execution of the merger agreement, the TRA was amended by the Company, Fathom OpCo and the other parties signatory to the amendment. As so amended, the TRA will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each capitalized term as defined in the TRA), upon the consummation of the merger, and the merger will not constitute a Change of Control (as defined in the TRA) thereunder. The consummation of the merger is subject to the satisfaction or waiver (if permitted) of certain conditions as set forth in the merger agreement, and there is no assurance that the merger will be consummated or upon the timetable presently contemplated.

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

If our pending merger is consummated, the Warrants will automatically cease to represent a Warrant exercisable for Class A common stock and will become a Warrant exercisable for the per share merger consideration in the merger.

In the event that the our pending merger is consummated, then, at the effective time of the merger, each outstanding Warrant will, in accordance with its terms, automatically and without any required action on the part of the holder thereof or any other person, cease to represent a Warrant exercisable for Class A common stock and will become a Company Warrant exercisable for the per share merger consideration for Class A common stock in the merger of $4.75 in cash (the “Per Share Price”). If following consummation of our merger a Registered Holder (as defined in the Warrant Agreement) properly exercises a Warrant within thirty (30) days following the public disclosure of the consummation of the merger pursuant to a Current Report on Form 8-K filed with the SEC, the Warrant Price (as defined in the Warrant Agreement) with respect to such exercise will be reduced by an amount (in dollars) equal to the difference of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Price (but in no event less than zero) minus (B) the Black-Scholes Warrant Value (as defined in the Warrant Agreement). The merger agreement is subject to customary closing conditions and there is no assurance that the merger will be consummated.

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

On March 29, 2023, we were notified by the NYSE that the average closing price of our Class A common stock over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). Under Section 802.01C, we had a period of six months following the receipt of this notice to regain compliance with the minimum share price requirement, or until our next annual meeting of stockholders if stockholder approval is required to cure the share price non-compliance, as would be the case to effectuate a reverse stock split. Under the appliable NYSE rules, we could regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period, the Common

Stock has (i) a closing price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month.

In order to regain compliance with the NYSE’s price criteria, and after obtaining stockholder approval at our 2023 annual meeting, we completed a 1-for-20 reverse stock split of our Class A common stock and Class B common stock on September 28, 2023, and trading of our Class A common stock on an as split basis commenced on the NYSE on September 29, 2023. In its letter to us dated October 5, 2023, the NYSE confirmed that the Company had regained compliance with its minimum share price criteria as of October 4, 2023. There is no assurance that we will not violate the NYSE’s minimum share price criteria in the future.

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

You may lose some or all of your investment. The trading price of our common stock has been and may continue to be volatile. The stock market recently has experienced extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those described in this “Risk Factors” section and the following:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We deploy several processes for assessing, identifying and managing material risks from cybersecurity threats. These processes include, but are not limited to, security assessments, physical access restrictions, internal and external penetration testing, endpoint detection and response, and employee security awareness programs and training.

Our cybersecurity processes have been integrated into our overall risk management processes, and we engage assistance from third parties as we deem necessary or appropriate. We believe that we have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third-party services providers to our business.

Our Information Technology team, under the direction of the Chief Executive Officer, is tasked with monitoring cybersecurity and operational risks related to information security and system disruption. They have many years of experience in various technology-related functions including security, auditing, compliance and systems. Our executive officers are briefed regularly on information security, including discussion of processes such as those listed above to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents.

Our Board is charged with providing oversight of our risk management process, including risks from cybersecurity threats. Periodically, the Board reviews risk assessments, including cybersecurity risks, prepared by management and/or third-party providers.

There have been no previous cybersecurity incidents which have materially affected us to date, including our business strategy, results of operations or financial condition. However, any future potential risks from cybersecurity threats, including, but not limited to, exploitation of vulnerabilities, ransomware, denial of service, or other similar threats may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Hartland, Wisconsin. We currently use approximately 400,000 square feet of manufacturing capacity across 11 facilities located throughout the U.S., including Texas, Florida, Arizona, Colorado, California, Wisconsin, Minnesota, New York, and Illinois. With the exception of our Minnesota and Illinois locations, which we own, all of our facilities are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 15 “Leases” to our consolidated financial statements included in this Annual Report for additional information.

Item 3. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 19 "Commitments and Contingencies" to our consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our Class A Common Stock is currently listed on NYSE under the symbol “FATH.” Our public warrants (the “Public Warrants”) were formerly listed on NYSE under the symbol “FATH.WS.” On September 21, 2023, the NYSE notified the Company, and on September 22, 2023, the Company publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s Class A Common Stock, par value $0.0001 per share, at a price of $11.50 per share, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were delisted from the NYSE.

Holders of Record

As of April 3, 2024, there were 29 holders of record of Class A common stock and 11 holders of record of Class B common stock. Such numbers do not include beneficial owners holding our securities through nominee names. Our Class B common stock is not registered and we do not intend to list the Class B common stock on any exchange or stock market.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fathom Digital Manufacturing Corporation's financial statements and notes thereto included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth elsewhere in this Annual Report. Unless otherwise indicated herein, the financial figures presented herein are expressed in thousands of U.S. dollars. The terms “Fathom,” the “Company,” “we,” “us,” and “our” as used herein refer to the business and operations of Fathom Digital Manufacturing Corporation and its consolidated subsidiaries.

Recent Developments

Agreement and Plan of Merger

On February 16, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Fathom Digital Manufacturing Intermediate, LLC, a Delaware limited liability company (“Parent”), Fathom Digital Manufacturing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Company Merger Sub”), Fathom Digital Manufacturing Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Company Merger Sub (“LLC Merger Sub”), Fathom OpCo, and the Company, pursuant to which, among other things, (i) LLC Merger Sub will merge with and into Fathom OpCo with Fathom OpCo surviving the merger as a partially owned subsidiary of the Company (the ”LLC Merger”) and (ii) immediately following the LLC Merger, Company Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”, and collectively, with the LLC Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”). Parent, Company Merger Sub and LLC Merger Sub are affiliates of CORE.

In connection with the Transactions, Parent will acquire all of the Company’s outstanding shares of Class A Common Stock (other than (i) shares of Class A Common Stock held by the Company as treasury stock or owned by Parent or Company Merger Sub, (ii) shares of Class A Common Stock owned by CORE, (iii) shares of Class A Common Stock cancelled pursuant to the Merger Agreement and (iv) any dissenting shares of Class A Common Stock) for $4.75 per share in cash.

The closing of the Merger Agreement is subject to customary closing conditions. Upon the closing of the Merger, Fathom will become a privately held company.

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

We continue to invest significantly in the enhancement and expansion of our technologies, processes, and capabilities with the aim of better serving the needs of a broader set of customers and end-markets. As a result of our efforts described above, we have developed a loyal base of approximately 2,500 customers, including many of the most innovative companies in the world. Our customers span across a diverse range of end-markets, including, but not limited to, the aerospace, defense, technology, medical, automotive, and IoT sectors. This diverse customer base has allowed for no single customer to represent more than 5.4% and 7.1% of our revenue in 2023 and 2022, respectively.

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

Impact of the Previous Business Combination

Fathom is subject to corporate level tax rates at the federal, state, and local levels. Fathom OpCo was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, has generally not been subject to U.S. federal income tax at the entity level. Accordingly, other than for certain consolidated subsidiaries of Fathom OpCo prior to the consummation of the Business Combination (as defined below) that are structured as corporations and unless otherwise specified, the historical results of operations and other financial information presented does not include any provision for U.S. federal income tax.

Fathom pays U.S. federal and state income taxes as a corporation on its share of taxable income. Fathom OpCo’s 2021 Business Combination with Altimar Acquisition Corp. II was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, were recorded at their preliminary fair values at the date of completion of the Business Combination, with any excess of the purchase price over the preliminary fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.

As a result of the application of accounting for the Business Combination, the historical consolidated financial statements of Fathom OpCo are not necessarily indicative of Fathom's future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value would result in increased depreciation and amortization expense in the periods following the consummation of the Business Combination.

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

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

As discussed above, the market in which we operate is projected to grow, fueled by increased demand for additive manufacturing and continuing trends in customer outsourcing of production needs. We operate in a large, fragmented, and competitive industry, competing for customers with a range of digital manufacturers, digital manufacturing brokers, and regional design bureaus. We believe we are uniquely positioned as the only full-service outsourced solution built specifically to cater to the manufacturing needs of enterprise-level corporate customers. In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

•	Fathom owns a wide breadth of advanced manufacturing processes, including additive 2.0 and emerging technologies;

•	We have a proven track record of serving blue-chip, enterprise-level corporate customers;

•	We offer our clients turnaround times in as little as 24-hours, nationwide;

•	Our unified digital customer experience is supplemented by embedded support teams;

•	Fathom provides the industry’s only team of dedicated customer-facing engineers, unlocking the broadest parts envelope and providing customers with high-value customized parts;

•	Our list of certifications validates our capabilities and precision (tight tolerances, handling of sensitive client data, etc.);

•

We possess a wealth of material expertise, technical design capabilities, and engineering resources which we leverage to deliver superior customer results regardless of manufacturing process and production material; and

•	Our successful and proven acquisition integration playbook for strategic growth opportunities.

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of this Annual Report .

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Comparison of Years Ended December 31, 2023 and 2022

	Period From
	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022

Revenue	$131,292	$161,141
Cost of revenue	93,608	111,991
Gross profit	37,684	49,150
Operating expenses
Selling, general, and administrative	37,503	49,869
Depreciation and amortization	18,482	18,179
Restructuring	4,855	1,897
Goodwill impairment	-	1,189,518
Total operating expenses	60,840	1,259,463
Operating loss	(23,157)	(1,210,313)
Interest expense and other (income) expense
Interest expense	15,571	9,015
Other expense	94	350
Other income	(37,299)	(99,160)
Total interest expense and other expense (income), net	(21,634)	(89,795)
Net loss before income tax	(1,523)	(1,120,518)
Income tax benefit	(79)	(6,662)
Net loss	(1,443)	(1,113,856)
Net loss attributable to Fathom OpCo non-controlling interest	(17,502)	(623,552)
Net income (loss) attributable to controlling interest	16,059	(490,304)
Comprehensive loss:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive income (loss), net of tax	$16,059	$(490,411)

Revenue

Revenue was $131,292 for the year ended December 31, 2023 compared to $161,141 for the year ended December 31, 2022. The decrease of $29,849, or 18.5%, was driven by ongoing softness in the macro-economic environment and heightened competitive pressures, mainly impacting the company's precision sheet metal, CNC, injection molding, and additive product lines.

Gross Profit

Gross profit, or revenue less cost of revenue, was $37,684, or 28.7% of revenue, for the year ended December 31, 2023 compared to $49,150, or 30.5% of revenue, for the year ended December 31, 2022. The decrease of $11,466, or 23.3%, in gross profit from 2022 was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

Selling, general and administrative ("SG&A") expenses were $37,503 for the year ended December 31, 2023 compared to $49,869 for the year ended December 31, 2022. The $12,366 decrease in SG&A expenses was primarily driven by a reduction in third-party professional fees from higher 2022 costs associated with the Business Combination, reduced stock based compensation expense, reduced insurance costs from favorable rates, lower headcount, and the impact of the Reorganization.

Depreciation and amortization expenses were $18,482 for the year ended December 31, 2023 compared to $18,179 for the year ended December 31, 2022. The increase of $303, or 1.7%, was due to additional capital expenditures in 2022 and 2023.

Restructuring costs were $4,855 for the year ended December 31, 2023 compared to $1,897 for the year ended December 31, 2022. The increase of $2,958 relates to the reorganization activities that the Company has performed each quarter during 2023 compared to just the six months in 2022, primarily related to the combination of our Texas facilities in 2023 and consolidation of executive and finance positions.

The goodwill impairment charge of $1,189,518 for the year ended December 31, 2022 represents a full write down of the carrying amount of goodwill based on a decrease in the Company's fair value based upon a quantitative assessment. There was no goodwill impairment charge recorded during the year ended December 31, 2023.

Operating Loss

Operating loss was $23,157 for the year ended December 31, 2023 compared to $1,210,313 for the year ended December 31, 2022. The lower operating loss was primarily driven by goodwill impairment charge during the year ended December 31, 2022.

Interest Expense and Other Expense (Income)

Interest expense was $15,571 for the year ended December 31, 2023 compared to $9,015 for the year ended December 31, 2022. The increase in interest expense of $6,556, or 72.7%, is primarily due to a 4.0% rise in interest rates on our total debt as well as an additional $8,000 in borrowing on our revolving credit facility since December 2022.

Other income (net) was $37,299 for the year ended December 31, 2023 compared to $98,810 for the year ended December 31, 2022. The decrease in other income of $61,861, or 62.4%, represents the changes in fair value in the earnout share liabilities and the warrant liability during the year ended December 31, 2023 and December 31, 2022 of $9,462 and $97,910, respectively, due to a decrease in the Company's Class A Common Stock share price, partially offset by the full write-off of our TRA liability of $28,270 due to the remote probability of future payments.

Income Taxes

We recorded a tax benefit of $79 for the year ended December 31, 2023 compared to a tax benefit of $6,662 for the year ended December 31, 2022. Our income tax benefit for the year ended December 31, 2023 is driven by the federal income tax at the statutory rate of $324, along with the remeasurement of earnout shares of $1,418 and the TRA and warrant liability of $1,357, partially offset by $3,835 for the non-controlling interest impact. Our income tax benefit for the year ended December 31, 2022 was driven by the federal income tax at the statutory rate of $235,309, partially offset by $130,904 for the non-controlling interest impact and $104,768 related to goodwill, which is not tax deductible following our goodwill impairment charges.

Non-GAAP Information

This Annual Report includes Adjusted Net Income (Loss) and Adjusted Earnings Before Interest Taxes Depreciation and Amortization ("Adjusted EBITDA"), which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted Net Income (Loss) and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. Adjusted Net Income (Loss) and Adjusted EBITDA are not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. These non-GAAP financial measures supplement and should be considered in addition to and not in lieu of our, U.S. GAAP results.

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

Adjusted Net Loss

We define and calculate Adjusted Net Loss as net loss before the impact of any increase or decrease in the estimated fair value of the Company’s Public Warrants and earnout shares as well as transaction-related costs and certain other non-cash and non-core items.

The table below presents our Adjusted Net Loss reconciled to our net loss, the closest U.S. GAAP measure, for the periods indicated:

	Period From
	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022
Net loss	$(1,443)	$(1,113,856)
Stock compensation	4,127	7,386
Inventory step-up amortization	-	3,241
Goodwill impairment	-	1,189,518
Restructuring	4,855	1,897
Change in fair value of warrant liability (1)	(2,708)	(31,120)
Change in fair value of earnout share liabilities(1)	(6,754)	(66,790)
Change in value of TRA liability (2)	(27,828)	(600)
Integration, non-recurring, non-operating, cash, and non-cash costs (3)	2,211	4,780
Adjusted net loss	$(27,540)	$(5,544)

(1) Represents the impacts from the change in fair value related to the earnout share liabilities, the warrant liabilities, and the TRA liability;

(2) Represents the change in value of the TRA liability, including the $28,270 write-off;

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

The table below presents our Adjusted EBITDA reconciled to net loss, the closest U.S. GAAP measure, for the periods indicated.

	Period From
	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022
Net loss	$(1,443)	$(1,113,856)
Depreciation and amortization	25,137	24,896
Interest expense, net	15,571	9,015
Income tax benefit	(79)	(6,662)
Stock compensation	4,127	7,386
Inventory step-up amortization	-	3,241
Goodwill impairment	-	1,189,518
Restructuring	4,855	1,897
Change in fair value of warrant liability (1)	(2,708)	(31,120)
Change in fair value of earnout share liabilities (1)	(6,754)	(66,790)
Change in value of TRA liability (2)	(27,828)	(600)
Contingent consideration	-	(148)
Integration, non-recurring, non-operating, cash, and non-cash costs (3)	2,211	4,780
Adjusted EBITDA	$13,089	$21,557

(1) Represents the impacts from the change in fair value related to the earnout share liabilities, the warrant liabilities, and the TRA liability;

(2) Represents the change in value of the TRA liability, including the $28,270 write-off;

(3) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs and severance.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Apart from the Term Loan Paydown (as defined below), our current liquidity needs relate mainly to our working capital requirements, capital equipment investments, and business development efforts, as well as compensation of and benefits to our employees.

We had $5,573 in cash as of December 31, 2023. We believe our operating cash flows, together with our unsecured promissory note described below, amounts available under the Credit Agreement and our cash on hand, will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months; assuming that the funding from Parent as contemplated by the Equity Commitment Letter is obtained, or if not, we are otherwise able to obtain on acceptable terms additional qualified equity capital sufficient to permit us to make the Term Loan Paydown when due.

Beyond the next twelve months, and assuming that we are successful in obtaining sufficient qualified equity capital sufficient to permit us to make the Term Loan Paydown when due, we expect our capital expenditures and working capital requirements to continue to increase, as we seek to expand our product offerings across more of the U.S. Our capital expenditures in 2023 of $5,010 equaled approximately 3.8% of annual revenue. We believe that our annual future growth capital expenditures, excluding buildings and maintenance capital we might purchase for our operations, are likely to be approximately 3.0%- 7.0% of annual revenue. To the extent that our available resources are insufficient to satisfy our short-term and long-term cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in new product launches and related marketing initiatives or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Cash Flow Analysis

	Period From
(dollars in thousands)	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022
Net cash provided by (used in) :
Operating Activities	$(1,647)	$3,080
Investing Activities	(4,993)	(13,189)
Financing Activities	1,500	572

Operating Activities

Net cash used in operating activities was $1,647 for the year ended December 31, 2023 compared to net cash provided by operating activities of $3,080 for the year ended December 31, 2022. This decrease of $4,727 is primarily due to a larger operating loss.

Investing Activities

Cash used in investing activities was $4,993 for the year ended December 31, 2023 compared to $13,189 for the year ended December 31, 2022. The decrease of $8,196 was driven by a reduction in capital expenditures for the year ended December 31, 2023.

Financing Activities

Cash provided by financing activities was $1,500 for the year ended December 31, 2023 compared to $572 for the year ended December 31, 2022. Proceeds provided by financing activities for the year ended December 31, 2023 came from a $8,000 draw on the revolver facility and proceeds from issuance of common stock under our ESPP, partially offset by principal payments on our Term Loan of $4,689. The cash provided by financing activities for the year ended December 31, 2022 was driven by the proceeds driven by a $10,000 draw on the revolver facility and proceeds from issuance of common stock under our ESPP, partially offset by principal payments on our Term Loan of $3,125, tax payments for employee shares withheld in lieu of taxes of $2,976, debt financing fees of $411 related to the Credit Agreement, and contingent consideration payments of $2,750.

Credit Agreement

Our Credit Agreement contains financial and other covenants, including minimum EBITDA, minimum liquidity, net leverage ratio and net interest coverage requirements, which restrict our business activities and our ability to execute our strategic objectives.

As more fully described below under “Borrowings and Lines of Credit,” the Credit Agreement was amended on February 16, 2024 (such February 2024 amendment, the “Fourth Amendment”), in part to provide necessary financial covenant relief (as the context requires). In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA and liquidity requirements as of and for periods ended December 31, 2023.

Under the Fourth Amendment, the Company is required to make a repayment of $50,000 of the outstanding principal balance of the term loan (the “Term Loan”) under the Credit Agreement held by certain term lenders (the “Term Loan Paydown”) no later than the earlier of (i) July 31, 2024, the date on which the Merger Agreement and certain related agreements will terminate if the Transactions are not consummated by such date or (ii) the date on which the Transactions are consummated. The Term Loan Paydown must be funded with qualified equity capital and will constitute a permanent reduction of the Term Loan. In connection with the execution of the Merger Agreement, CORE Investors and its managing partner, an affiliate of CORE Industrial Partners, entered into the Equity Commitment Letter with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), including the Merger, the payment of the Term Loan Paydown and certain other payments. CORE’s obligations under the Equity Commitment letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied.

If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, our cash on hand, cash flows from operating activities and other presently available capital resources will not be sufficient to permit us to make the Term Loan Paydown. Accordingly, in such circumstances, we will need to obtain sufficient qualified equity capital (or otherwise restructure or refinance our indebtedness) in order to make the Term Loan Paydown and to continue to fund our ongoing operations. We may not be able to obtain such necessary additional equity capital or to effect other alternative measures to permit us to make the Term Loan Paydown when due. In such event, we would be in default under the Credit Agreement, and the lenders could terminate their commitments to loan money under the revolving credit facility, declare all outstanding principal and interest under the Credit Agreement to be due and payable, and, foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation. In the event that the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company intends to explore possible capital transactions that would provide the Company with the necessary resources to make the Term Loan Paydown when due; however, there can be no assurance that such efforts will be successful in accessing the necessary capital or executing alternative measures to satisfy the Term Loan Paydown requirement.

Failure to comply with the covenants contained in the Credit Agreement, if not waived or further amended on acceptable terms, could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement. Our ability to expand and grow our business will depend on many factors, including our working capital needs and our operating cash flows.

Borrowings and Lines of Credit

Credit Agreement

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and a $125,000 term loan (the “Term Loan”). The Company's borrowings under the revolving credit facility were $45,000 and $37,000 at December 31, 2023 and December 31, 2022, respectively. The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan which must be repaid (the “Term Loan Paydown”) no later than July 31, 2024 (or earlier in the circumstance described below). The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Due to this uncertainty, and the ability of our lenders to declare a default and exercise their right to accelerate repayment of our indebtedness under the Credit Agreement in the event of our failure to satisfy such obligations, all of our indebtedness under the Credit Agreement is classified as current-portion of long-term debt as of December 31, 2023. See Note 2. Basis of Presentation in the accompanying notes to the financial statements for more information.

As previously disclosed, the Credit Agreement was amended in November 2022, March 2023, and November 2023 (such amendment, the “Third Amendment”), in each case to, among other things, modify certain financial covenants in the Credit Agreement.

The Company entered into the Fourth Amendment to modify, among other things, certain financial covenants. In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA requirements as of and for periods ended December 31, 2023.

The Fourth Amendment requires the interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending on September 30, 2024, to not be less than the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Interest Coverage Ratio
Each fiscal quarter ending on and after September 30, 2024 through and including December 31, 2024	1.15 to 1.00
Each fiscal quarter ending on and after March 31, 2025 through and including December 31, 2025	1.25 to 1.00
Fiscal quarter ending on March 31, 2026	1.35 to 1.00
Fiscal quarter ending on June 30, 2026	1.45 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	1.55 to 1.00

In addition, the Fourth Amendment requires the net leverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending on September 30, 2024, to not exceed the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Net Leverage Ratio
Fiscal quarter ending on September 30, 2024	7.75 to 1.00
Fiscal quarter ending on December 31, 2024	7.25 to 1.00
Fiscal quarter ending on March 31, 2025	6.75 to 1.00
Fiscal quarter ending on June 30, 2025	6.25 to 1.00
Fiscal quarter ending on September 30, 2025	5.75 to 1.00
Fiscal quarter ending on December 31, 2025	5.25 to 1.00
Fiscal quarter ending on March 31, 2026	4.75 to 1.00
Fiscal quarter ending on June 30, 2026	4.25 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	4.00 to 1.00

The Fourth Amendment also requires Minimum EBITDA (as defined and calculated pursuant to the Fourth Amendment) commencing with the fiscal quarter ending September 30, 2023, to not be less than $1,500 (tested on a standalone quarterly basis).

Further, the Fourth Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Credit Agreement (as defined in the Credit Agreement, “Liquidity”) to not be less than $13,500 as of the last day of the months ending on September 30, 2023, October 31, 2023, and November 30, 2023, $10,000 as of December 31, 2023, and $6,000 as of the last day of any month ending on February 29, 2024 through and including December 31, 2024.

Under certain circumstances, the Fourth Amendment permits the Company, at its election and in its sole discretion, to designate the last day of any fiscal quarter ending on or after March 31, 2025 as the “Covenant Changeover Date”. On and after the Covenant Changeover Date, the Fourth Amendment will require the interest coverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not be less than 2.50 to 1.00 and the net leverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not exceed 3.50 to 1.00, provided that, in the case of the maximum net leverage ratio requirement, if a qualified material acquisition is consummated after the Covenant Changeover Date, the Company may elect to increase the maximum net leverage ratio requirement to 4.00 to 1.00 with respect to the fiscal quarter in which such qualified material acquisition is consummated and each of the three immediately following fiscal quarters, provided that no such election may be made to so increase the maximum net leverage ratio requirement to 4.00 to 1.00 unless, as of the end of at least two consecutive fiscal quarters immediately preceding such election, the net leverage ratio was not greater than 3.50 to 1.00. Following the Covenant Changeover Date, certain additional restrictions on the availability of certain baskets in the Third Amendment relating to restricted payments, restricted debt payments, and sale and leaseback transactions will cease to apply.

Failure to comply with the covenants contained in the Fourth Amendment (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

The Fourth Amendment requires the Company to make the Term Loan Paydown of $50,000 no later than the earlier of July 31, 2024, the date on which the Merger Agreement or certain related agreements is terminated or the date on which the Transactions are consummated.

The Credit Agreement previously permitted the Company to exercise a right to cure financial covenant defaults by means of raising cash through the sale of certain eligible equity interests of the Company as described in the Credit Agreement commencing with the fiscal quarter ending on June 30, 2024. The Fourth Amendment permits the Company to exercise this right commencing with the fiscal quarter ending on September 30, 2024.

The Fourth Amendment also provides that the margin applicable to Term SOFR Loans increases to 4.25% until the first business day after the delivery of financial statements and the related compliance certificate required to be delivered under the Third Amendment for the fiscal quarter ending on June 30, 2024, and thereafter to the extent the Company’s net leverage ratio equals or exceeds 5.00 to 1.0 on the applicable date.

In connection with the preparation and execution of the Fourth Amendment, the Company incurred reasonable and documented expenses of the Administrative Agent and $76 in customary arranger and lender consent fees, with certain portions thereof being payable on the Closing Date of the applicable amendment and the remainder being payable at the earlier of the Term Loan Pay Down, July 31, 2024 and the date on which the loans are accelerated and the commitments are terminated in accordance with the Credit Agreement.

The foregoing description of the Fourth Amendment is a summary and is qualified in its entirety by reference to the full text of the Fourth Amendment, which is attached to this Annual Report as Exhibit 10.19 and incorporated herein by reference.

The Company recorded deferred financing costs of $713 and $1,237, respectively for the three and twelve months ended December 31, 2023 in conjunction with the Credit Agreement and subsequent amendments and the applicable principal balances are presented within Long-Term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

Unsecured Promissory Note and Guarantee Agreement

On April 1, 2024, Fathom Manufacturing, LLC (the “Borrower”), an indirect wholly-owned subsidiary of Fathom, entered into an Unsecured Promissory Note (the “Promissory Note”) in favor of CORE Industrial Partners Fund I, L.P. (the “Lender”), on behalf of CORE Industrial Partners Fund I, L.P. (“Main Fund”) and CORE Industrial Partners Fund I Parallel, L.P. (“Parallel Fund” and collectively with the Main Fund and the Lender, the “Lending Parties” and each, a “Lending Party”). Pursuant to the Promissory Note, the Borrower may incur, and the Lending Parties have collectively committed to provide, on an unsecured basis, up to $2,500 of term loans that will mature on September 30, 2024 and will accrue interest, payable in kind, at the rate of 5% per annum. Term loans made under the Promissory Note are expected to be used for working capital purposes. The Borrower may prepay the Term Loans from time to time without any premium or penalty. The Lender is affiliated with CORE Industrial Partners, LLC. On April 1, 2024, the Company drew the full $2,500 unsecured promissory note.

Concurrent with the execution of the Promissory Note, certain indirect wholly-owned subsidiaries of the Company (including the Borrower) (collectively, the “Guarantors” and each, a “Guarantor”) entered into a Guarantee Agreement dated as of April 1, 2024 (the “Guarantee Agreement”) pursuant to which the Guarantors have agreed to guarantee, on an unsecured basis, in full the payment and performance of the obligations of the Borrower under the Promissory Note.

The Company’s debt as of December 31, 2023 and December 31, 2022 is as follows:

	As of December 31, 2023		As of December 31, 2022
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	9.62%	45,000	8.20%	37,000
Credit Agreement Term Loan	9.70%	117,187	8.43%	121,875
Total principal long-term debt		162,187		158,875
Debt issuance costs		(2,386)		(1,804)
Total debt		159,801		157,071
Less: current portion of long-term debt		159,801		42,744
Long-term debt, net of current portion		$—		$114,327

Going Concern Consideration

The audited consolidated financial statements included in this Annual Report have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay the $50,000 Term Loan Paydown due July 31, 2024 (or, if earlier, on the date the pending Merger is consummated or the date that the Merger Agreement and related transaction documents are terminated), the Company will need to obtain sufficient qualified equity capital or otherwise restructure or refinance the Credit Agreement. In connection with the execution of the Merger Agreement, CORE and its managing partner, an affiliate of CORE Industrial Partners, entered into the Equity Commitment Letter with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), including the Merger, the payment of the Term Loan Paydown and certain other payments. CORE’s obligations under the Equity Commitment letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied. If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company will need to obtain sufficient other qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions if the necessity arises; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying audited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors. As of December 31, 2023, the Company determined that making a future payment under the TRA was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax to require a payment under the TRA. As a result, the Company remeasured the TRA liability at zero in the consolidated balance sheets and recorded a gain of $28,270 in the consolidated statements of operations for the fiscal year ended December 31, 2023.

On April 4, 2023, the TRA was amended and restated by Fathom and CORE, which holds a controlling interest in Fathom. The purpose of the amendment was (i) the technical correction of an inadvertent omission from the original TRA of certain intended tax benefits to affiliates of CORE which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-Corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the TRA.

On February 16, 2024, and in connection with the execution of the Merger Agreement, the TRA was further amended by the Company, Fathom OpCo and the other parties signatory to the amendment. As so amended, the TRA will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each capitalized term as defined in the TRA), upon the consummation of the Merger, and the Merger will not constitute a Change of Control (as defined in the TRA) thereunder. The consummation of the Merger is subject to the satisfaction or waiver (if permitted) of certain customary conditions as set forth in the Merger Agreement, and there is no assurance that the Merger will be consummated or upon the timetable presently contemplated.

On February 16, 2024, the Company entered into an amendment to the TRA that results in the automatic termination of the TRA, without any payment, upon consummation of the Merger discussed in Note 22.

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

As a result of sustained decreases in the Company’s publicly quoted share price of its Class A Common Stock, lower market multiples for a relevant peer group, and challenging macroeconomic conditions, the Company concluded during the third quarter of the 2022 fiscal year that there were impairment indicators and conducted a quantitative goodwill impairment assessment, including additional testing of its definite-lived intangibles, and other long-lived assets as of September 30, 2022. As a result of this assessment, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $1,066,564 non-deductible, non-cash goodwill impairment charge for the three and nine months ended September 30, 2022 in our unaudited consolidated statements of comprehensive income (loss). During the fourth quarter of the 2022 fiscal year, the stock price of the Company’s Class A Common Stock experienced a further sustained decline, and the Company observed further deterioration in the macroeconomic conditions, triggering a further impairment analysis as of December 31, 2022. As a result of this assessment the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but it did result in the recognition of an additional impairment charge for the remaining goodwill of $122,954 for the quarter ended December 31, 2022, in our consolidated statements of comprehensive loss.

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

We recognize intangibles assets in accordance with ASC 350. Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As of December 31, 2023 and December 31, 2022, no impairment charges for intangible assets have been recognized.

The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Although these assets are not currently impaired, there can be no assurance that future impairments will not occur. See Note 7— Intangible Assets in the accompanying notes to the consolidated financial statements for more information.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. For the year ended December 31, 2022 and through March 31, 2023, the Company was not able to support over time revenue recognition for performance obligations to produce the mold and sample part and therefore recognized revenue for each performance obligation on a point-in time basis upon shipment. During the 2023 fiscal year, the Company established additional processes and controls to support recognizing revenue using the input method basis for those performance obligations where appropriate on a go forward basis. This change in revenue recognition policy is immaterial to the overall financial statements included in this Form 10-K.

Contingent Liabilities

Our contingent liabilities, which are included within the “Other non-current liabilities” caption on our consolidated balance sheets, are uncertain by nature and their estimation requires significant management judgment as to the probability and estimation of the amount of liability. These contingencies include, but may not be limited to, warrants, TRA liabilities, earnout shares, litigation, and management’s evaluation of complex laws and regulations, including those relating to indirect taxes, and the extent to which they may apply to our business and industry. See Note 18 - Fair Value Measurement and Note 19 - Commitments and Contingencies in the accompanying notes to our consolidated financial statements for more information.

We regularly review our contingencies to determine whether the likelihood of a liability is probable and to assess whether a reasonable estimate of the liability can be made. Determination of whether a liability estimate can be made is a complex undertaking that considers the judgement of management, third-party research, the prospect of negotiation and interpretations by regulators and courts, among other information. When liabilities are probable of occurring and can be reasonably estimated, an estimated contingent liability is recorded. We continually reevaluate our indirect tax and other positions for appropriateness.

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

Share-based compensation expense is measured based on the grant-date fair value of the share-based awards and is recognized over the requisite service period of the awards. We use the Black-Scholes option pricing model to value our stock option awards. The Black-Scholes model requires management to make a number of key assumptions, including expected volatility, expected term, risk-free interest rate and expected dividends. The risk-free interest rate is estimated using the rate of return on U.S. treasury notes with a life that approximates the expected term. The expected term assumption used in the Black-Scholes model represents the period of time that the options are expected to be outstanding and is estimated using the midpoint between the requisite service period and the contractual term of the option.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to share-based compensation expense recorded for prior periods.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company plans to adopt the standard on January 1, 2024 and is evaluating the impact on the Consolidated Financial Statements, but does not anticipate that it will have a material impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and has not yet determined the impact on the Consolidated Financial Statements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Altimar II was an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, and elected to take advantage of the benefits of this extended transition period. Fathom is expected to remain an emerging growth company at least through the end of the 2024 and is expected to continue to take advantage of the benefits of the extended transition period until such applicable period. This may make it difficult or impossible to compare Fathom’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

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

Interest Rate Risk

We are exposed to interest rate risks as a result of our borrowing and investing activities, which principally includes long-term borrowings, used to maintain liquidity and to fund our business operations and capital requirements. We have a $125.0 million Term Loan and a $50.0 million revolving credit facility that allows for borrowings at a variable interest rate. As of December 31, 2023 we had $45.0 million in outstanding borrowings under the revolving credit facility. We may enter into interest rate swaps from time to time to manage our mix of fixed and variable interest rate debt effectively. As of December 31, 2023 and 2022, there were no interest rate swaps or other derivative instruments in place. The nature and amount of our long-term debt may vary from time to time as a result of business requirements, market conditions and other factors.

Commodity Price Risk

We continually address the impact of changes in commodity prices on our results of operations and cash flow. Our exposure to changes in commodity prices is principally indirect as we do not directly purchase exchange-traded commodities, but rather purchase raw materials that are a result of further downstream processing, primarily inputs resulting from processing crude oil, natural gas, iron ore, gold, silver, and copper. We generally manage the risk of changes in commodity prices that impact our raw material costs by seeking to (i) offset increased costs through increases in prices, (ii) alter the nature and mix of raw materials used to manufacture our finished goods or (iii) enter into commodity-linked sales or purchase contracts, all to the extent possible based on competitive and other economic factors. We may also from time to time enter into derivative financial instruments to mitigate such impact, however, as of December 31, 2023 and 2022, we had no derivative financial instruments in place.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth below in the F-pages of this Annual Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in our internal control over financial reporting described below.

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

As a result of this evaluation, management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses in internal control over financial reporting described below. As an emerging growth company, the Company is not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this Annual Report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated and financial statements will not be prevented or detected on a timely basis.

Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2023, based on the Company’s implementation of a structured internal controls design and testing process during 2023, we continue to have material weaknesses in certain components of the 2013 COSO framework, including the control environment and control activities.

•
Our information technology general controls intended to restrict access to data and application were not adequate resulting in appropriate access and improper segregation of duties at both the system (pervasive) and end user levels across multiple locations. Management determined that ineffective information technology general controls represent a material weakness.
•
A comprehensive system of formal policies, procedures and controls has not been fully designed or implemented to ensure appropriate document retention and achieve complete, accurate and timely financial accounting, reporting and disclosures. Management determined that the ineffective pervasive controls represent a material weakness.
•
Management determined that the Company has design deficiencies over revenue, specifically around (i) customer and supplier onboarding; (ii) document retention; and (iii) a lack of evidence to support control performance. Management determined that the collective ineffective controls over revenue constitute a material weakness.

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
•
Management determined that the Company has design deficiencies over the completeness, accuracy, existence, and presentation and disclosure of inventory. Specifically, we did not maintain effective controls related to (i) validation of the inventory costing, including unit of measure; (ii) consistent verification of inventory existence throughout the year; and (iii) reconciliation of inventory accounts. Management determined that the ineffective controls over inventory accounting constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2023, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following information will be included in Fathom’s Proxy Statement related to its 2024 Annual Meeting of Stockholders to be filed in definitive form within 120 days after Fathom’s fiscal year end of December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference:

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

If the Merger is consummated and the Company becomes a privately held company in connection therewith, Fathom will provide the information required by Item 10 in an amendment to this Form 10-K.

Item 11. Executive Compensation.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•
Information regarding compensation of Fathom’s named executive officers is set forth under “Executive Compensation.”
•
Information regarding compensation of Fathom’s directors is set forth under “Corporate Governance – Director Compensation Program” and “ – 2023 Director Compensation Table.”
•
The report of the Compensation Committee of Fathom’s Board is set forth under the section entitled “Executive Compensation.”

If the Merger is consummated and the Company becomes a privately held company in connection therewith, Fathom will provide the information required by Item 11 in an amendment to this Form 10-K.

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

If the Merger is consummated and the Company becomes a privately held company in connection therewith, Fathom will provide the information required by Item 12 in an amendment to this Form 10-K.

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

If the Merger is consummated and the Company becomes a privately held company in connection therewith, Fathom will provide the information required by Item 13 in an amendment to this Form 10-K.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is set forth under the sections in the Proxy Statement entitled “Fees Paid to Independent Registered Public Accounting Firm” and “Proposal No. 2 – Ratification of Retention of Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

If the Merger is consummated and the Company becomes a privately held company in connection therewith, Fathom will provide the information required by Item 14 in an amendment to this Form 10-K.

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

2.3†

Agreement and Plan of Merger, dated as of February 16, 2024, by and among Fathom Digital Manufacturing Intermediate, LLC , Fathom Digital Manufacturing Merger Sub, Inc., Fathom Digital Manufacturing Merger Sub 2, LLC,, Fathom Holdco, LLC, and Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 2.1 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

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

10.1*	Amended and Restated Tax Receivable Agreement, dated as of April 4, 2023, by and among Fathom Digital Manufacturing Corporation, and the other parties thereto.
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

10.5

Credit Agreement, dated as of December 23, 2021, among Fathom Guarantor, LLC, Fathom Borrower, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).

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
10.19

Fourth Amendment, dated as of February 16, 2024, to the Credit Agreement, dated as of December 23, 2021, as previously amended by the First Amendment, Second Amendment and Third Amendment thereto, by and among Fathom Guarantor, LLC, Fathom Manufacturing, LLC, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.20

Amendment No. 1, dated as of February 16, 2024 to the Amended and Restated Tax Receivable Agreement, dated as of April 4, 2023, by and among Fathom Digital Manufacturing Corporation, Fathom Holdco, LLC, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.21

Amendment No. 1, dated as of February 16, 2024 to the Second Amended and Restated Limited Liability Agreement of Fathom Holdco, LLC dated as of December 23, 2021 (incorporated by reference to Exhibit 10.3 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.22

Support Agreement, dated as of February 16, 2024, by and among Fathom Digital Manufacturing Corporation, Fathom Digital Manufacturing Intermediate, LLC, and the stockholders party thereto (incorporated by reference to Exhibit 10.4 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.23

Unsecured Promissory Note, dated as of April 1, 2024, by and among Fathom Manufacturing, LLC, CORE Industrial Partners Fund I, L.P and CORE Industrial Partners Fund I Parallel, L.P. (incorporated by reference to Exhibit 10.1 to Fathom’s Current Report on Form 8-K filed with the SEC on April 2, 2024).

10.24

Guarantee Agreement, dated as of April 1, 2024, by and among certain indirect wholly-owned subsidiaries of Fathom Digital Manufacturing Corporation and CORE Industrial Partners Fund I, L.P. (incorporated by reference to Exhibit 10.2 to Fathom’s Current Report on Form 8-K filed with the SEC on April 2, 2024).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Fathom’s Current Report on Form 8-K filed with the SEC on December 30, 2021).
23.1*	Consent of Grant Thornton LLP.
24.1	Power of Attorney (included on the signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Fathom Digital Manufacturing Corporation

Date: April 16, 2024	By:	/s/ Carey Chen
Carey Chen
Chief Executive Officer

Power of attorney

Each person whose signature appears below appoints Carey Chen and Mark Frost, and each of them, any of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of registrant and in the capacities indicated below as of April 15, 2024.

Name	Title	Date

/s/ Carey Chen	Director and Chief Executive Officer	April 16, 2024
Carey Chen	(Principal Executive Officer)

/s/ Mark Frost	Chief Financial Officer	April 16, 2024
Mark Frost	(Principal Financial Officer and Principal Accounting Officer)

/s/ TJ Chung	Director	April 16, 2024
TJ Chung

/s/ Caralynn Nowinski Collens	Director	April 16, 2024
Caralynn Nowinski Collens

/s/ Adam DeWitt	Director	April 16, 2024
Adam DeWitt

/s/ David Fisher	Director	April 16, 2024
David Fisher

/s/ Maria Green	Director	April 16, 2024
Maria Green

/s/ Peter Leemputte	Director	April 16, 2024
Peter Leemputte

/s/ John May	Director	April 16, 2024
John May

/s/ Robert Nardelli	Director	April 16, 2024
Robert Nardelli

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2023 and December 31, 2022.	F-4
Consolidated Statement of Shareholders’ Equity and Redeemable Non-controlling Interest for the fiscal years ended December 31, 2023 and December 31, 2022.	F-5
Consolidated Statements of Cash Flows for fiscal years ended December 31, 2023 and December 31, 2022.	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Fathom Digital Manufacturing Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Fathom Digital Manufacturing Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity and redeemable non-controlling interest, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of December 31, 2023, the Company does not have sufficient cash on hand and cash flows from operations to satisfy a debt obligation arising from its amended credit facility due no later than July 31, 2024. On February 16, 2024, the Company amended its credit facility, which requires a $50,000,000 prepayment due no later than July 31, 2024. The required prepayment is contingent upon third-party support, which is outside of the Company’s control. There is no guarantee the necessary support will be obtained, and therefore, the Company has concluded that substantial doubt exists about the ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Milwaukee, WI

April 16, 2024

Consolidated Balance Sheets

(In thousands, except share and unit amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash	$5,573	$10,713
Accounts receivable, net (1)	21,518	28,641
Inventory	10,015	12,350
Prepaid expenses and other current assets	2,025	3,588
Total current assets	39,131	55,292
Property and equipment, net	46,277	47,703
Right-of-use lease assets, net	10,941	12,565
Intangible assets, net	233,272	251,412
Other non-current assets	142	175
Total assets	$329,763	$367,147
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable (2)	9,018	7,982
Accrued expenses	7,780	8,176
Current lease liability	2,113	2,374
Other current liabilities	692	4,828
Current portion of debt, net	159,801	42,744
Total current liabilities	179,404	66,104
Long-term debt, net	-	114,327
Fathom earnout shares liability	116	5,960
Sponsor earnout shares liability	20	930
Warrant liability	72	2,780
Payable to related parties pursuant to the tax receivable agreement (includes $0 and $3,974 at fair value, respectively)	-	25,360
Noncurrent operating lease liability	9,199	11,083
Total liabilities	188,811	226,544
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	68,402	90,558
Shareholders' and Members' Equity:
Class A common stock, $0.0001 par value; 15,000,000 shares authorized; issued and outstanding 3,526,432 and 3,290,438 shares as of December 31, 2023 and December 31, 2022, respectively (3)	-	-
Class B common stock, $0.0001 par value; 9,000,000 shares authorized; issued and outstanding 3,327,379 and 3,507,653 shares as of December 31, 2023 and December 31, 2022, respectively (3)	-	-
Class C common stock, $.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (3)	-	-
Preferred Stock, $.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively (3)	-	-
Additional paid-in-capital	594,401	587,955
Accumulated other comprehensive loss	(107)	(107)
Accumulated deficit	(521,744)	(537,803)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	72,550	50,045
Total Liabilities, Shareholders’ Equity, Members' Equity, and Redeemable Non-Controlling Interest	$329,763	$367,147

(1) Inclusive of allowance for expected credit losses of $575 as of December 31, 2023 and allowance for doubtful accounts of $856 as of December 31, 2022, respectively.

(2) Inclusive of accounts payable to related parties of $0 and $1,007 as of December 31, 2023, and December 31, 2022, respectively.

(3) Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, except units, shares, per unit, and per share amounts)

	Year Ended
	December 31, 2023	December 31, 2022

Revenue	$131,292	$161,141
Cost of revenue (1) (2)	93,608	111,991
Gross profit	37,684	49,150
Operating expenses
Selling, general, and administrative	37,503	49,869
Depreciation and amortization	18,482	18,179
Restructuring	4,855	1,897
Goodwill impairment	-	1,189,518
Total operating expenses	60,840	1,259,463
Operating loss	(23,157)	(1,210,313)
Interest expense and other expense (income)
Interest expense	15,571	9,015
Other expense	94	350
Other income	(37,299)	(99,160)
Total interest expense and other expense (income), net	(21,634)	(89,795)
Net loss before income tax	(1,523)	(1,120,518)
Income tax benefit	(79)	(6,662)
Net loss	(1,443)	(1,113,856)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(17,502)	(623,552)
Net income (loss) attributable to controlling interest	16,059	(490,304)
Comprehensive loss:
Loss from foreign currency translation adjustments	-	(107)
Comprehensive income (loss), net of tax	$16,059	$(490,411)
Earnings per Share:
Net income (loss) per share attributable to shares of Class A common stock
Basic (3)	$4.64	$(169.75)
Diluted (3)	$2.35	$(169.75)
Weighted average shares outstanding
Basic (3)	3,463,747	2,888,334
Diluted (3)	6,822,942	2,888,334

(1)
Inclusive of $6,655 and $6,716 of depreciation and amortization for the years ended December 31, 2023 and December 31, 2022, respectively.
(2)
Inclusive of $5,689 and $9,120, of cost of revenue related to inventory purchases from a related party for the years ended December 31, 2023 and December 31, 2022, respectively. See Note 16 for further information.
(3)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. See Note 2 for further information.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2023	3,290,438	$-	3,507,653	$-	$587,955	$(537,803)	$(107)	$50,045	$90,558
Equity based compensation	-	-	-	-	4,127	-	-	4,127	-
Net income (loss)	-	-	-	-	-	16,059	-	16,059	(17,502)
Vesting of restricted shares, net of tax withholding	30,175	-	-	-	-	-	-	-	-
Issuance of Class A common stock under Employee Share Purchase Plan	25,545	-	-	-	134	-	-	134	-
Exchange of Class B common stock and Fathom OpCo units	180,274	-	(180,274)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	4,654	-	-	4,654	(4,654)
TRA liability on capital transactions	-	-	-	-	(2,468)	-	-	(2,468)	-
Balance at December 31, 2023	3,526,432	$-	3,327,379	$-	$594,401	$(521,744)	$(107)	$72,550	$68,402

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2022	2,539,283	$-	4,214,749	$-	$466,359	$(47,581)	$-	$418,778	$841,982
Equity based compensation	-	-	-	-	7,386	-	-	7,386	-
Adoption of ASC 842	-	-	-	-	-	82	-	82	-
Net loss	-	-	-	-	-	(490,304)	-	(490,304)	(623,552)
Other comprehensive loss	-	-	-	-	-	-	(107)	(107)	-
Vesting of restricted shares, net of tax withholding	37,347	-	-	-	(2,976)	-	-	(2,976)	-
Issuance of Class A common stock under Employee Share Purchase Plan	6,712	-	-	-	150	-	-	150	-
Exchange of Class B common stock and Fathom OpCo units	707,096	-	(707,096)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	127,872	-	-	127,872	(127,872)
TRA liability on capital transactions	-	-	-	-	(21,360)	-	-	(21,360)	-
Tax impact of exchange of Class B common stock and Fathom OpCo units	-	-	-	-	10,524	-	-	10,524	-
Balance at December 31, 2022	3,290,438	$-	3,507,653	$-	$587,955	$(537,803)	$(107)	$50,045	$90,558

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income (loss)	$16,059	$(490,304)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	25,137	24,896
Amortization of inventory step-up	-	3,241
Goodwill impairment	-	1,189,518
Gain on disposal of property and equipment	(6)	(197)
Share-based compensation	4,127	7,386
Noncash lease expense, net	316	1,065
Deferred taxes	-	(6,417)
Bad debt expense	194	513
Non-controlling interest share of Fathom OpCo Net Loss	(17,502)	(623,552)
Change in fair value of Fathom earnout shares liability	(5,844)	(58,340)
Change in fair value of Sponsor earnout shares liability	(910)	(8,450)
Change in fair value of warrant liability	(2,708)	(31,120)
Change in fair value of tax receivable agreement	(27,828)	(600)
Change in fair value of contingent consideration	-	(148)
Amortization of debt financing costs	655	420
Changes in operating assets and liabilities that provided cash:
Accounts receivable	6,929	(4,182)
Inventory	1,317	(2,426)
Prepaid expenses and other assets	1,659	1,351
Accounts payable	(3,282)	(1,167)
Accrued liabilities and other	40	1,593
Net cash (used in) provided by operating activities	(1,647)	3,080

Cash Flows from Investing Activities
Purchase of property and equipment	(4,993)	(13,189)
Net cash used in investing activities	(4,993)	(13,189)

Cash Flows from Financing Activities
Proceeds from revolving credit facility, net	8,000	10,000
Payments on debt	(4,689)	(3,125)
Payments on finance leases	(318)	(316)
Tax payment for shares withheld in lieu of taxes	-	(2,976)
Payment of debt issuance costs	(945)	(411)
Proceeds from issuance of common stock under ESPP	134	150
Payments for contingent consideration	(682)	(2,750)
Net cash provided by financing activities	1,500	572

Effect of exchange rate changes on cash, and cash equivalents	-	(107)

Net decrease in cash	(5,140)	(9,644)

Cash, beginning of period	10,713	20,357
Cash, end of period	$5,573	$10,713

Supplemental Cash Flows Information:
Cash paid for interest	$14,171	$5,714
Cash paid for taxes	672	98
Cash paid to related parties (Note 16)	5,501	9,120

Significant non-cash transactions:
Property and equipment noncash transaction	$572	1,485
Right-of-use assets acquired through lease liabilities	788	11,986
Deferred financing fees	292	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(dollars in thousands, unless otherwise noted)

Note 1 - Nature of Business

Fathom Digital Manufacturing Corporation (“Fathom,” or the “Company”) was incorporated as a Delaware corporation on December 23, 2021. Fathom was previously named Altimar Acquisition Corp. II ("Altimar II") before deregistering as an exempted company in the Cayman Islands. On December 23, 2021, Altimar II and Fathom Holdco, LLC (“Fathom OpCo”) closed a series of transactions (collectively, the "Business Combination") pursuant to the Business Combination Agreement dated as of July 15, 2021, as amended (the "Agreement"), that resulted in the combined Company becoming a publicly traded company on the New York Stock Exchange ("NYSE"). Fathom, through its consolidated subsidiary, Fathom OpCo, is a leading on-demand digital manufacturing platform in North America, providing comprehensive product development and manufacturing services to many of the largest and most innovative companies in the world.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements comprise the financial statements of Fathom and its controlled subsidiaries for the fiscal years ending December 31, 2023 and December 31, 2022.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

All material intercompany balances have been eliminated in consolidation in each period presented.

The audited consolidated financial statements included in this Annual Report have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay the $50,000 Term Loan Paydown due July 31, 2024 (or, if earlier, on the date the pending Merger is consummated or the date that the Merger Agreement and related transaction documents are terminated), the Company will need to obtain sufficient qualified equity capital or otherwise restructure or refinance the Credit Agreement. In connection with the execution of the Merger Agreement, the CORE Investors and their managing partner, an affiliate of CORE Industrial Partners, entered into the Equity Commitment Letter with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), including the Merger, the payment of the Term Loan Paydown and certain other payments. The CORE Investors’ obligations under the Equity Commitment letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied. If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company will need to obtain sufficient other qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions if the necessity arises; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying audited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On September 15, 2023, the Company’s Board of Directors approved a reverse stock split ratio of 20-for-1 (the “Reverse Stock Split”). On September 28, 2023, the effective date of the Reverse Stock Split, the number of the Company’s issued and outstanding shares of common stock decreased from 70,113,787 shares to 3,505,689 shares, net of fractional shares redeemed. The number of authorized shares and par value per common share remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. Prior to the effective date of the Reverse Stock Split, the Company had listed warrants to purchase a total of 18,524,320 shares of Common Stock, with each whole warrant being exercisable for one share of Common Stock at $11.50 per share. After the effective date of the Reverse Stock Split, every twenty shares of Common Stock that may have been purchased pursuant to the warrants immediately prior to the Reverse Stock Split represented one share of Common Stock that may be purchased pursuant to such warrants immediately following the Reverse Stock Split. Correspondingly, the exercise price per share of Common Stock attributable to such warrants was proportionately increased, such that the exercise price immediately following the Reverse Stock Split was $230.00, which equals the product of twenty multiplied by $11.50, the exercise price per share immediately prior to the Reverse Stock Split. The number of shares of Common Stock subject to the warrants was proportionately decreased by twenty times, to an aggregate of 926,216 shares. The share, per share and trading price amounts in the consolidated financial statements and the accompanying notes have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented.

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

The Company establishes assets and liabilities for uncertain tax positions taken or expected to be taken in income tax returns, using a more-likely than-not recognition threshold. The Company recognizes penalties and interest related to uncertain tax positions as income tax expense. See Note 20 “Income Taxes,” of these Notes to Consolidated Financial Statements for further discussion.

Credit Risk, Major Customers, and Suppliers

The Company extends trade credit to its customers on terms that are generally practiced in the industry. During 2023 and 2022, the Company did not have any customers or suppliers that comprised a significant percentage of the Company’s operations. The Company maintains its cash balances within accounts at financial institutions backed by the Federal Deposit Insurance Corporation with some balances being in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash balances

Trade Accounts Receivable and Allowance for Expected Credit Losses

Receivables are stated at amortized cost net of allowance for credit losses. The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of revenue and the related receivable that provides evidence that such receivable will be realized in an amount less than that recognized at the time of sale. Estimates of credit losses are based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss.

Trade accounts receivables are stated at net invoice amounts. An allowance for expected credit losses is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. In addition, a general valuation allowance is established for the remaining accounts receivable that have not been specifically assessed based on historical loss experience as well as geographic and general economic conditions. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. The allowance for expected credit losses was $575 as of December 31, 2023 and allowance for doubtful accounts was $876 as of December 31, 2022.

Inventory

Inventory is stated at the lower of cost or net realizable value (“NRV”), with NRV based on selling prices in the ordinary course of business, less costs of completion, disposal, and transportation. Costs are determined on the first-in, first-out (“FIFO”) method.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. The straight-line method is used for computing depreciation. Assets are depreciated over their estimated useful lives. The costs of leasehold improvements are amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Costs of maintenance and repairs are charged to expense when incurred. See Note 6 for further information.

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

Goodwill impairment expense of $0 and $1,189,518 was incurred for the years ending December 31, 2023 and December 31, 2022, respectively.

Intangible Assets

Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. During 2023 and 2022, there were no impairments of intangible assets.

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

Since both the Public Warrants and Private Placement Warrants are liability-classified, the Warrants are required to be recorded at fair value on the date of issuance and each balance sheet date thereafter. Changes in the fair value of the Warrants are recognized as a non-cash gain or loss on the consolidated statement of comprehensive loss. On September 22, 2023, the Company publicly announced, that the NYSE had determined to commence proceedings to delist the Company’s warrants. The Public Warrants were determined to have no value as of December 31, 2023, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach. See Note 9 and Note 18 for further information.

Fathom Earnout Shares

The Company issued 450,000 shares of Class A common stock and New Fathom Units that are subject to certain vesting and transfer restrictions (collectively, the "Fathom Earnout Shares") as part of the Business Combination. The Fathom Earnout Shares vest in three tranches of 150,000 shares. The first tranche of the Fathom Earnout Shares vest if the volume weighted average price (“VWAP”) of the Company's Class A common stock with respect to a trading day is greater than or equal to $250 for any 20 trading days within a consecutive 30-trading-day period. The second tranche of Fathom Earnout Shares vest if the VWAP of the Company's Class A common stock with respect to a trading day is greater than or equal to $300 for any 20 trading days within a consecutive 30-trading-day period. The third tranche of Fathom Earnout Shares vest if the VWAP of the Company's Class A common stock with respect to a trading day is greater than or equal to $400 for any 20 trading days within a consecutive 30-trading-day period.

The Fathom Earnout Shares were issued as part of the Business Combination and are accounted for as contingent consideration, and thus purchase consideration, and classified as a liability. This classification requires the Company to re-measure the Fathom Earnout Shares at fair value with each reporting date. See Note 3 for further information.

Sponsor Earnout Shares

Prior to Altimar II's initial public offering, Altimar II Sponsor, LLC (the "Sponsor") received 431,250 Class B Ordinary Shares ("Founder Shares") of the Company in exchange for an investment of $25.

In conjunction with the Business Combination, the holders of the Founder Shares forfeited 129,375 Founder Shares and received 63,375 shares of Class A common stock, (the "Sponsor Earnout Shares" and, together with the Fathom Earnout Shares, the "Earnout Shares") which vest only if the stock price of the Company reaches $250 for any 20 days within a consecutive 30-trading-day period. The remaining 238,500 Founder Shares were cancelled and replaced with 238,5000 shares of Class A common stock of the Company which are recorded as equity in the Company's consolidated balance sheet as of December 31, 2023, and December 31, 2022.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interest represents the Company’s non-controlling interest in consolidated subsidiaries which are not attributable, directly, or indirectly, to the controlling Class A common stock ownership of the Company. The Company's comprehensive loss in 2023 and 2022 is reduced by the portion of Fathom OpCo's comprehensive loss that is attributable to noncontrolling interests.

The Company's non-controlling interest is representative of the fact that the Company directly owns 51.45% of Fathom OpCo's New Fathom Units while the holders of the non-controlling interest in Fathom OpCo hold 48.55%. Since the non-controlling interest may be redeemed for cash and redemption is considered outside of the Company's control, the non-controlling interest is recorded in temporary or "mezzanine" equity on the consolidated balance sheet as of December 31, 2023. See Note 14 for further information.

Tax Receivable Agreement

In connection with the Business Combination, Fathom entered into the Tax Receivable Agreement ("TRA"), which generally provides for the payment by it of 85% of the net cash savings, if any, in U.S. federal, state and local, income, and franchise tax (computed using certain assumptions to address the impact of state and local taxes) that it actually realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes.

The TRA is a direct obligation of the Company, and not of its subsidiaries. Since the payments under the TRA will be made to selling shareholders of Fathom OpCo, the fair value of the TRA as of the date of the Business Combination was considered part of the consideration transferred as part of the Business Combination with Fathom OpCo.

Subsequent to the initial recognition of the TRA as part of the Business Combination on December 23, 2021, the TRA is recorded at fair value. Any changes in fair value of the TRA subsequent to the Business Combination are recorded as non-cash gains or losses in the Company's consolidated statement of comprehensive loss in 2023 and 2022. See Note 20 for further information.

Subsequent to the Business Combination, the Company recorded additional liabilities under the TRA when Class A Units of Fathom OpCo are exchanged for Class A common stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2023, an additional TRA liability of $2,468 was established as a result of these exchanges.

As of December 31, 2023, the Company determined that making a future payment under the TRA was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax to require a payment under the TRA. As a result, the

Company remeasured the TRA liability at zero in the consolidated balance sheets and recorded a gain of $28,270 in the consolidated statements of operations for the fiscal year ended December 31, 2023.

On February 16, 2024, the Company entered into an amendment to the TRA that results in the automatic termination of the agreement, without any payment, upon consummation of the Merger discussed in Note 22.

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

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement ("ASC 820"), approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the Earnout Shares liability and Warrant liabilities, see Note 18 for further information. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. There are three levels of inputs that may be used to measure fair value:

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

Debt Issuance Costs

The Company incurred debt issuance costs in connection with the $125,000 Term Loan established under the New Credit Agreement, and also in entering into the Amended Credit Agreement in November 2022, March 2023, and November 2023 as disclosed in Note 10. These costs are recorded as a reduction in the recorded balance of the outstanding debt. The costs are amortized over the term of the related debt and reported as a component of interest expense by using the effective interest method.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation and is recognized on a point-in-time basis upon shipment. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. For the year ended December 31, 2022, and through March 31, 2023 the Company was not able to support over time revenue recognition for performance obligations to produce the mold and sample part and therefore recognized revenue for each performance obligation on a point-in time basis upon shipment. During 2023, the Company established additional processes and controls to support recognizing revenue using the input method basis for those performance obligations where appropriate on a go forward basis. This change in revenue recognition policy is immaterial to the overall financial statements included in this Form 10-K.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company plans to adopt the standard on January 1, 2024 and is evaluating the impact on the Consolidated Financial Statements, but does not anticipate that it will have a material impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and has not yet determined the impact on the Consolidated Financial Statements.

Note 3 -Immaterial Error Correction of Previously Issued Financial Statements

The Company has made certain adjustments to previously reported amounts for correcting immaterial errors in our consolidated financial statements as of and for the year ended December 31, 2022. These adjustments corrected our cost of revenue and inventory for errors identified in the prior year physical inventory valuations, existence and reconciliations.

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

The following table presents the effect of the adjustments to our prior period consolidated balance sheet.

	December 31, 2022

	As Reported	Adjustments	As Adjusted
Assets
Current assets
Inventory	$15,718	$(3,368)	$12,350
Total current assets	58,660	(3,368)	55,292
Total assets	370,515	(3,368)	367,147

Total liabilities	$226,544	$-	$226,544
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	92,207	(1,649)	90,558
Shareholders' Equity:
Accumulated deficit	(536,084)	(1,719)	(537,803)
Shareholders’ Equity attributable to Fathom Digital Manufacturing Corporation	51,764	(1,719)	50,045
Total Liabilities, Shareholders’ Equity and Redeemable Non-Controlling Interest	$370,515	$(3,368)	$367,147

A summary of the adjustments to our prior period consolidated statement of comprehensive loss is presented below:

	Year Ended December 31, 2022

	As Reported	Adjustments	As Adjusted
Revenue	$161,141	$-	$161,141
Cost of revenue	108,623	3,368	111,991
Gross profit	52,518	3,368	49,150
Operating loss	(1,206,945)	3,368	(1,210,313)
Net loss before income tax	(1,117,150)	3,368	(1,120,518)
Income tax benefit	(6,662)	-	(6,662)
Net loss	(1,110,488)	3,368	(1,113,856)
Net loss attributable to Fathom OpCo non-controlling interest	(621,903)	(1,649)	(623,552)
Net loss attributable to controlling interest	(488,585)	(1,719)	(490,304)
Comprehensive loss:
Loss from foreign currency translation adjustments	(107)	-	(107)
Comprehensive loss, net of tax	$(488,692)	$(1,719)	$(490,411)

The following table presents the effect of the adjustments to our prior period consolidated statement of cash flows.

	Twelve Months Ended December 31, 2022

	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net loss attributable to controlling interest	$(488,585)	$(1,719)	$(490,304)
Adjustments to reconcile net loss to net cash from operating activities:
Non-controlling interest share of Fathom OpCo net loss	(621,903)	(1,649)	(623,552)
Inventory	(5,794)	3,368	(2,426)
Net cash provided by operating activities	3,080	-	3,080
Net cash used in investing activities	(13,189)	-	(13,189)
Net cash provided by financing activities	572	-	572

Effect of exchange rate changes on cash, and cash equivalents	(107)	-	(107)

Net decrease in cash	(9,644)	-	(9,644)

Cash, beginning of period	20,357	-	20,357
Cash, end of period	$10,713	$-	$10,713

The following table presents the effect of the adjustments to our prior period consolidated statement of shareholders' equity and redeemable non-controlling interest.

	December 31, 2022
	As Reported	Adjustments	As Adjusted
Accumulated deficit	$(536,084)	$(1,719)	$(537,803)
Redeemable non-controlling Interest	92,207	(1,649)	90,558
Shareholders' equity attributable to Fathom	51,764	(1,719)	50,045

Note 4 – Revenue

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

Revenue by product line for the year ended December 31, 2023 and 2022 was as follows:

	Period From
	January 1 - December 22, 2023	January 1 - December 22, 2022
Revenue:
Additive Manufacturing	$11,747	$14,917
Injection Molding	21,734	25,210
CNC Machining	51,329	58,388
Precision Sheet Metal	39,161	55,307
Ancillary Product Lines	7,321	7,319
Total revenue	$131,292	$161,141

The Company’s deferred revenue balance as of December 31, 2023, and December 31, 2022 was $683 and $767, respectively. Deferred revenue is the result of billings in excess of revenue being recognized and is recorded in other current liabilities on the Company’s balance sheet.

Note 5 - Inventory

Inventory consists primarily of finished goods, raw materials, and work in process, which are recorded at the lower of cost or net realizable value, which approximates first-in, first-out (“FIFO”) cost. The Company periodically reviews its inventory for slow-moving, damaged, and discontinued items and provides allowances to reduce such items identified to their net recoverable amounts.

The Company’s inventory consisted of the following at December 31 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Raw materials	$3,950	$5,147
Work in process	3,856	4,461
Finished goods	2,508	3,648
	10,314	13,256
Allowance for obsolescence	(299)	(906)
Total	$10,015	$12,350

Note 6 - Property and Equipment

Property and equipment consisted of the following as of December 31, 2023,and December 31, 2022:

	Year Ended
	December 31, 2023	December 31, 2022	Estimated Useful Life
Machinery and equipment	$43,045	$39,516	6-10
Furniture and fixtures	3,743	3,100	10
Computer equipment	360	374	5
Property and leasehold improvements	7,164	6,839	3 - 23
Construction in progress	4,116	3,893	n/a
Auto / transportation equipment	318	312	3 - 5
Total	58,746	54,034
Accumulated depreciation	(12,469)	(6,331)
Total	$46,277	$47,703

Depreciation expense included in operating expenses for the years ended December 31, 2023 and December 31, 2022 was $1,202 and $845, respectively. Depreciation expense included in cost of revenues for the years ended December 31, 2023 and December 31, 2022 was $5,795 and $5,841, respectively.

Note 7 – Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and December 31, 2022, were as follows:

	Dec. 31, 2021	Measurement period adjustments	Goodwill impairment	Dec. 31, 2022	Measurement period adjustments	Goodwill acquired	Dec. 31, 2023
Goodwill	$1,189,464	$54	$(1,189,518)	$-	$-	$-	$-

As a result of sustained decreases in the Company’s publicly quoted share price, lower market multiples for a relevant peer group, and challenging macroeconomic conditions, the Company concluded during the third quarter of 2022 that there were impairment indicators and conducted a quantitative goodwill impairment assessment, including additional testing of its definite-lived intangibles, and other long-lived assets as of September 30, 2022. As a result of this assessment, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $1,066,564 non-deductible, non-cash goodwill impairment charge for the three and nine months ended September 30, 2022 in our unaudited consolidated statements of comprehensive income (loss). During the fourth quarter of 2022, the Company's stock price experienced an additional sustained decline, and the Company evidenced further deterioration in the macroeconomic conditions, triggering a further impairment analysis as of December 31, 2022. As a result of this assessment the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but it did result in the recognition of an additional impairment charge for the remaining goodwill of $122,954 for the quarter ended December 31, 2022, in our consolidated statements of comprehensive loss. There were no goodwill impairment charges for the year ended December 31, 2023.

Intangible assets other than goodwill as of December 31, 2023 and December 31, 2022, were as follows:

	Year Ended December 31, 2023
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(9,448)	$60,552	15
Customer relationships	180,000	(19,181)	160,819	19
Developed software	4,300	(1,741)	2,559	5
Developed technology	15,700	(6,358)	9,342	5
Total intangible assets	$270,000	$(36,728)	$233,272

	Year Ended December 31, 2022
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(4,782)	$65,218	15
Customer relationships	180,000	(9,707)	170,293	19
Developed software	4,300	(881)	3,419	5
Developed technology	15,700	(3,218)	12,482	5
Total intangible assets	$270,000	$(18,588)	$251,412

The weighted average amortization period for each category of intangible assets is the same of the useful life disclosed above.

Aggregate amortization expense related to intangible assets, was $18,140 and $18,209 for the years ended December 31, 2023 and 2022, respectively. There are no intangible assets with indefinite useful lives.

Estimated amortization expense for each of the next five years and thereafter:

Year ended	Total
2024	$18,140
2025	18,140
2026	18,041
2027	14,140
2028	14,140
Thereafter	150,671
Total	$233,272

Note 8 – Warrant Liability

The Company's total Warrant liability as of December 31, 2023 was equal to the fair value of the private Placement Warrants. The Company's total Warranty liability as of December 31, 2022, was equal to the fair value of the Public Warrants plus the fair value of the Private Placement Warrants.

On September 21, 2023, the NYSE notified the Company and on September 22, 2023, the Company publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s Public Warrants, each whole warrant exercisable to purchase one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “FATH.WS”, and (b) immediately suspend trading in the Public Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to have no value as of December 31, 2023.

As of December 31, 2023 and December 31, 2022, there were 431,216 Public Warrants outstanding. The Public Warrants became exercisable after February 4, 2022, or one year after the IPO of the Company (i.e., Altimar II's IPO).

Prior to the September 2023 delisting, the Public Warrants were redeemable when the price per share of Class A common stock equals or exceeds $360.00. Should the Public Warrants have become exercisable, the Company would have redeemed the outstanding Warrants (except as described with respect to the Private Placement Warrants):

•
in whole and not in part;
•
at a price $0.01 per Warrant;
•
upon a minimum of 30 days’ prior written notice of redemption to each holder of the Warrant; and
•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $360.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the holders of the Warrants.

Had the Company called the Public Warrants for redemption, as described above, the Company’s management would have the option to require any holder that wished to exercise the Public Warrants to do so on a “cashless basis,” as described in the Warrant agreement. The exercise price and number of shares of Class A common stocks issuable upon exercise of the Public Warrants would have been adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, except as described below, the Public Warrants would not have been adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event would the Company have been required to net cash settle the Public Warrants.

As of December 31, 2023, and December 31, 2022, there were 495,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the units sold in the initial public offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable, or salable until 30 days after the completion of the Business Combination, or January 22, 2022. Additionally, the Private Placement Warrants are exercisable on a cashless basis and non-redeemable, except as described so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The below table summarizes the number of outstanding Warrants and the fair value as of December 31, 2023. See Note 18 for further information.

	Fair Value	# of Warrants
December 31, 2023
Public Warrants	$-	431,216
Private Placement Warrants	$72	495,000

The below table summarizes the number of outstanding Warrants and the fair value as of December 31, 2022. See Note 18 for further information.

	Fair Value	# of Warrants
December 31, 2022
Public Warrants	$720	431,216
Private Placement Warrants	$2,060	495,000

Note 9 – Reorganization

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

During the third quarter, the Company expanded the Reorganization to include further workforce reductions at our Hartland and Miami facilities. The Company expects to complete these activities by the end of the second quarter of 2024.

Reorganization charges are presented on the face of our consolidated statement of comprehensive loss as an operating expense and were $4,855, inclusive of inventory write-off of $2,310, and $1,897 for the years ended December 31, 2023 and December 31, 2022, respectively.

The following table summarizes activity in the liability related to the Company's reorganization plan.

Liability balance at December 31, 2022	$412
Charges	1,460
Payments	(1,125)
Liability balance at December 31, 2023	$747

The reorganization liability resides in other current liabilities within our consolidated balance sheet and as of December 31, 2023, consists of employee termination costs. Cash payments are expected to be disbursed by the end of the third quarter of 2024.

On January 19, 2024, the Board of Directors of the Company authorized and directed management to close the Company’s Miami Lakes, Florida manufacturing facility as a result of persistent and continuing profitability challenges experienced at the facility. The Company expects to incur pre-tax charges related to the closure totaling approximately $3,200, consisting of approximately $600 in severance and other employee-related costs, approximately $2,400 in fixed asset and facility related write-down expenses, and $200 in other associated costs. The Company expects to incur substantially all of the total closure-related charges in the second quarter of 2024. The total cash expenditure associated with the closure are expected to be approximately $800. The facility in Miami Lakes, which is the subject of a lease expiring in March 2024, currently employs approximately 50 people.

The Company anticipates that the initiative will be substantially complete by the end of the second quarter of 2024.

Note 10 – Debt

Credit Agreement

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and a $125,000 term loan (the “Term Loan”). The Company's borrowings under the revolving credit facility were $45,000 and $37,000 at December 31, 2023 and December 31, 2022, respectively. The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan which must be repaid (the “Term Loan Paydown”) no later than July 31, 2024 (or earlier in the circumstance described below). The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of Fathom OpCo and its subsidiaries.

The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan held by term lenders consenting to the Third Amendment (as defined below) which must be repaid (the “Term Loan Paydown”) no later than the earlier of July 31, 2024, the date on which the Merger Agreement and certain related agreements are terminated if the transactions contemplated by the Merger Agreement are not consummated or the date on which the transactions contemplated by the Merger Agreement are consummated. The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Due to this uncertainty, and the ability of our lenders to declare a default and exercise their right to accelerate repayment of our indebtedness under the Credit Agreement in the event of our failure to satisfy such obligations, all of our indebtedness under the Credit Agreement is classified as current portion of long-term debt as of December 31, 2023. See Note 2. Basis of Presentation.

As previously disclosed, the Credit Agreement was amended in November 2022, March 2023, and November 2023 (such amendment, the “Third Amendment”), in each case to, among other things, modify certain financial covenants in the Credit Agreement.

On February 16, 2024, the Company entered into the Fourth Amendment to modify, among other things, certain financial covenants. In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA requirements as of and for periods ended December 31, 2023.

The Fourth Amendment requires the interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending on September 30, 2024 to not be less than the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Interest Coverage Ratio
Each fiscal quarter ending on and after September 30, 2024 through and including December 31, 2024	1.15 to 1.00
Each fiscal quarter ending on and after March 31, 2025 through and including December 31, 2025	1.25 to 1.00
Fiscal quarter ending on March 31, 2026	1.35 to 1.00
Fiscal quarter ending on June 30, 2026	1.45 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	1.55 to 1.00

In addition, the Fourth Amendment requires the net leverage ratio as of the last day of any fiscal quarter commencing with the fiscal quarter ending on September 30, 2024, to not exceed the applicable ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Net Leverage Ratio
Fiscal quarter ending on September 30, 2024	7.75 to 1.00
Fiscal quarter ending on December 31, 2024	7.25 to 1.00
Fiscal quarter ending on March 31, 2025	6.75 to 1.00
Fiscal quarter ending on June 30, 2025	6.25 to 1.00
Fiscal quarter ending on September 30, 2025	5.75 to 1.00
Fiscal quarter ending on December 31, 2025	5.25 to 1.00
Fiscal quarter ending on March 31, 2026	4.75 to 1.00
Fiscal quarter ending on June 30, 2026	4.25 to 1.00
Fiscal quarter ending on September 30, 2026 and thereafter	4.00 to 1.00

The Fourth Amendment also requires Minimum EBITDA (as defined and calculated pursuant to the Fourth Amendment) for the fiscal quarter ending September 30, 2023 to not be less than $1,500.

Further, the Fourth Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Credit Agreement (as defined in the Credit Agreement, “Liquidity”) to not be less than $13,500 as of the last day of the months ending on September 30, 2023, October 31, 2023, and November 30, 2023, $10,000 as of December 31, 2023, and $6,000 as of the last day of any month ending on February 29, 2024 through and including December 31, 2024.

Under certain circumstances, the Fourth Amendment permits the Company, at its election and in its sole discretion, to designate the last day of any fiscal quarter ending on or after March 31, 2025 as the “Covenant Changeover Date”. On and after the Covenant Changeover Date, the Fourth Amendment will require the interest coverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not be less than 2.50 to 1.00 and the net leverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not exceed 3.50 to 1.00, provided that, in the case of the maximum net leverage ratio requirement, if a qualified material acquisition is consummated after the Covenant Changeover Date, the Company may elect to increase the maximum net leverage ratio requirement to 4.00 to 1.00 with respect to the fiscal quarter in which such qualified material acquisition is consummated and each of the three immediately following fiscal quarters, provided that no such election may be made to so increase the maximum net leverage ratio requirement to 4.00 to 1.00 unless, as of the end of at least two consecutive fiscal quarters immediately preceding such election, the net leverage ratio was not greater than 3.50 to 1.00. Following the Covenant Changeover Date, certain additional restrictions on the availability of certain baskets in the Fourth Amendment relating to restricted payments, restricted debt payments, and sale and leaseback transactions will cease to apply.

Failure to comply with the covenants contained in the Credit Agreement (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

The Fourth Amendment requires the Company to make the Term Loan Paydown of $50,000 no later than the earlier of July 31, 2024, the date on which the Merger Agreement and certain related agreements are terminated if the transactions contemplated by the Merger Agreement are not consummated or the date on which the transactions contemplated by the Merger Agreement are consummated.

The Credit Agreement previously permitted the Company to exercise a right to cure financial covenant defaults by means of raising cash through the sale of certain eligible equity interests of the Company as described in the Credit Agreement commencing with the fiscal quarter ending on June 30, 2024. The Fourth Amendment permits the Company to exercise this right commencing with the fiscal quarter ending on September 30, 2024.

The Fourth Amendment also provides that the margin applicable to Term SOFR Loans increases to 4.25% until the first business day after the delivery of financial statements and the related compliance certificate required to be delivered under the Fourth Amended Credit Agreement for the fiscal quarter ending on June 30, 2024, and thereafter to the extent the Company’s net leverage ratio equals or exceeds 5.00 to 1.0 on the applicable date.

In connection with the preparation and execution of the Fourth Amendment and the amendment to the Credit Agreement completed in February 2024, the Company incurred reasonable and documented expenses of the Administrative Agent and $76 in customary arranger and lender consent fees, with certain portions thereof being payable on the Closing Date of the applicable amendment and the remainder being payable at the earlier of the Term Loan Pay Down, July 31, 2024 and the date on which the loans are accelerated and the commitments are terminated in accordance with the Credit Agreement.

The Company recorded deferred financing costs of $713 and $1,237, respectively for the three and twelve months ended December 31, 2023 in conjunction with the Credit Agreement and subsequent amendments and the applicable principal balances are presented within Long-Term debt, net on the Company's consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

The Company’s debt as of December 31, 2023, and December 31, 2022, is as follows:

	As of December 31, 2023		As of December 31, 2022
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	9.62%	45,000	8.20%	37,000
Credit Agreement Term Loan	9.70%	117,187	8.43%	121,875
Total principal long-term debt		162,187		158,875
Debt issuance costs		(2,386)		(1,804)
Total debt		159,801		157,071
Less: current portion of long-term debt		159,801		42,744
Long-term debt, net of current portion		$—		$114,327

The balance of the Term Loan matures as follows:

Year ended	Total
2024	$117,187
2025	-
2026	-
2027	-
2028	-
Thereafter	-
Total	$117,187

Interest on all debt is payable in 90-day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt for the years ended December 31, 2023 and December 31, 2022 was $15,541 and $8,882, respectively. Included in interest expense, net on the accompanying consolidated statements of comprehensive loss is amortization of debt issuance costs of $655 and $420, for the years ended December 31, 2023 and December 31, 2022, respectively.

In December 2022, the Company entered into a financing agreement through its insurance broker to spread the payment of its annual director’s and officer’s insurance premium over a ten-month period. Total financed payments of $1,265, including a $35 financing fee at 6.13% annual rate, were made between January 2023 and October 2023. For the 2024 coverage period, the Company did not enter into a third-party financing arrangement and paid the full premium in February 2024.

Note 11 – Other income and expense, net

Other Income and expense, net is comprised of the following for the years ended December 31, 2023 and December 31, 2022:

	Period From
	January 1, 2023 - December 31, 2023	January 1, 2022 - December 31, 2022
Loss on sale of assets	$6	$24
Other	88	326
Other expense	94	350
Gain on sale of assets	-	(221)
Change in fair value of earnout shares	(6,754)	(66,790)
Change in fair value of contingent consideration	-	(148)
Change in fair value of warrants	(2,708)	(31,120)
Change in fair value of TRA	(27,828)	(600)
Other	(9)	(281)
Other income	(37,299)	(99,160)

Note 12 - Share Based Compensation

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

Share based compensation expense included in selling, general and administrative expenses totaled $4,127 and $7,537 for the years ended December 31, 2023 and December 31, 2022, respectively. There were no material related tax benefits for the years ended December 31, 2023 and December 31, 2022. There was $5,873 of total unrecognized compensation expense related to non-vested share-based compensation arrangements. This cost is expected to be recognized over the remaining weighted-average vesting period of 1.60 years.

The Company elects to account for forfeitures as they occur rather than estimate the expected forfeitures.

Stock Options

Generally, stock option awards vest ratably each year on the anniversary date over a three-year period, have an exercise term of seven years, and any vested options must be exercised within 90 days of the employee leaving the Company. The compensation cost of option awards is charged to expense based upon the graded-vesting method over the vesting periods applicable to the option awards. The graded-vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method.

When options are granted, we calculate the fair value using multiple Black-Scholes option valuation models. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

Key assumptions used in the valuation models were as follows for the year ended December 31, 2023:

2023
Expected term (years)	4.5
Expected volatility	62.0%
Expected dividend yield	0.0%
Risk-free interest rate	3.51%
Fair value of share	$0.32

The following table represents stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	15,853	$174.13	6.17	$-
Granted	95,369	11.67	7.00	-
Exercised	-	-	-
Forfeited	(37,370)	31.17	-	-
Expired	-	-	-	-
Non-vested at December 31, 2023	73,852	$36.68	6.05	$-

Exercisable at December 31, 2023	-	-	-	-

The weighted average grant date fair value of options granted during 2023 was $11.67.

At December 31, 2023, there was approximately $633 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.76 years as of December 31, 2023.

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

The following table represents RSU activity for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2023	308,862	$185.63	$-
Granted	174,431	10.40	-
Vested	(24,226)	174.00	-
Forfeited	(33,317)	165.60	-
Non-vested at December 31, 2023	425,750	$95.17	$-

The fair value of the time-based awards issued during 2023 were valued using the closing stock price for the Company's Class A common stock on the date of grant.

At December 31, 2023, there was approximately $3,103 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.53 years as of December 31, 2023.

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

Employees purchased 25,545 shares of common stock under the ESPP at an average exercise price of $3.79 during 2023. As of December 31, 2023, 35,282 shares remained available for future issuance under the ESPP.

We calculate the fair value of the shares under the ESPP using a Black-Scholes option valuation model. Expected volatilities are based upon a selection of public guideline companies. The risk-free rate was based upon U.S. Treasury rates.

The fair value of each offering period was estimated using the Black-Scholes option pricing model with the following assumptions:

2023
Expected term (years)	0.5 - 2.0
Expected volatility	62.5%
Expected dividend yield	0.0%
Risk-free interest rate	3.00%
Fair value of share	$4.81

Note 13 –Earnings Per Share

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

The Company's basic and diluted earnings per share calculation is as follows:

	Year Ended December 31
	2023	2022
	Class A	Class A
Numerator
Net loss	$(1,443)	$(1,113,856)
Less: Net loss attributable to non-controlling interests	(17,502)	(623,552)
Net income (loss) attributable to Class A common stock	$16,059	$(490,304)

Denominator
Basic - weighted-average shares outstanding	3,463,747	2,888,334
Effect of dilutive securities
Assumed exchange for shares of Class A common stock	3,359,195	-
Diluted - weighted-average shares outstanding:	6,822,942	2,888,334
Net income (loss) per share
Basic	$4.64	$(169.75)
Diluted	$2.35	$(169.75)

Note 14 – Shareholders’ Equity and Noncontrolling Interest

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

As of December 31, 2023, the Company had no outstanding shares of preferred stock, 3,526,432 outstanding shares of Class A common stock, 3,327,379 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

Shares of Class A common stock are entitled to economic rights and one vote per share. Shares of Class B common stock have no economic rights and one vote per share. The number of shares of Class B common stock is equal to the number of New Fathom Units held by the continuing Fathom Owners (as defined below). The New Fathom Units owned by the legacy pre-Business Combination owners (the "Continuing Fathom Unitholders") of Fathom OpCo are exchangeable on a one-for-one basis for shares of Class A common stock (with corresponding surrender of an equal number of shares of Class B common stock for cancellation by the Company). The Company and Fathom OpCo also have the option to redeem the Class A units for cash in lieu of shares of Class A common stock. Due to the potential that the Class A units of Fathom OpCo may be redeemed for cash and the redemption is considered outside of the control of the Company, the Company has accounted for the non-controlling interest in Fathom OpCo within temporary or "mezzanine" equity on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

The Company's shares of Class C common stock have identical rights to shares of the Company's Class A common stock. However, there are no outstanding shares of Class C common stock as of December 31, 2023 and December 31, 2022. Further, the Company's certificate of incorporation prohibits any future issuance of shares of Class C common stock.

The Company's shares of preferred stock are authorized but unissued as of December 31, 2023 and December 31, 2022. The Company, acting without shareholder approval, may approve the issuance of one of more series of such preferred shares. In connection with such approval, the Company will approve a "Certificate of Designation" that will set forth the terms of the series of preferred stock, including terms such as dividends and redemption rights.

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

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for 2023 and 2022.

	Year Ended
	December 31, 2023	December 31, 2022
Fathom OpCo comprehensive loss	$(36,944)	$(1,110,488)
Noncontrolling interest percentage	48.6%	51.6%
Comprehensive loss attributable to noncontrolling interest	$(17,502)	$(623,552)

Note 15 - Leases

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

	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating	Prepaid expenses and other current assets	$63	$143
Operating	Right-of-use lease assets, net	8,896	10,312
Financing	Right-of-use lease assets, net	2,045	2,253
Total lease assets		$11,004	$12,708
Liabilities
Current
Operating	Current lease liability	$1,883	$2,174
Financing	Current lease liability	230	200
Non-Current
Operating	Long-term lease liability	7,285	8,958
Financing	Long-term lease liability	1,914	2,125
Total lease liability		$11,312	$13,457

The following table sets forth our lease costs included in our consolidated statement of comprehensive loss:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$2,802	$3,295
Short-term lease cost	—	13
Financing lease cost:
Amortization of ROU assets	252	218
Interest on lease liabilities	136	136
Sublease income	(68)	(137)
Total lease costs	$3,122	$3,525

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating	6.0	6.6
Financing	7.2	8.1
Weighted-average discount rate
Operating	6.4%	6.0%
Financing	5.7%	5.6%

Maturities of Leases

	Operating Leases	Financing Leases	Total
2024	$2,417	$345	$2,762
2025	2,061	355	2,416
2026	1,634	358	1,992
2027	1,428	366	1,794
2028	902	362	1,264
Thereafter	2,905	838	3,743
Total future lease payments	11,347	2,624	13,971
Less: Discount	2,179	480	2,659
Present value of lease liability	$9,168	$2,144	$11,312

Note 16 - Related Party Transactions

Between January 1, 2023 and August 31, 2023 and for the year ended December 31, 2022, an employee of the Company had a non-controlling ownership interest in an affiliated entity, Fathom Precision International Ltd., which supplies services to the Company. Purchases from such affiliate totaled $5,501 from January to August 2023 and $9,120 for the year ended December 31, 2022.

Note 17 — Segment Reporting

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

Note 18 – Fair Value Measurement

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
•
Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023.

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$-	$-
Sponsor Earnout Shares Liability	-	-	20	20
Fathom Earnout Shares Liability	-	-	116	116
Warrant liability – Public Warrants	-	-	-	-
Warrant liability – Private Placement Warrants	-	-	72	72
	$-	$-	$208	$208

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2022.

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$4,000	$4,000
Fathom OpCo acquisitions contingent consideration	-	-	700	700
Sponsor Earnout Shares Liability	-	-	930	930
Fathom Earnout Shares Liability	-	-	5,960	5,960
Warrant liability – Public Warrants	720	-	-	720
Warrant liability – Private Placement Warrants	-	-	2,060	2,060
	$720	$-	$13,650	$14,370

The following table presents a reconciliation of the beginning and ending balances of recurring level 3 fair value measurements.

	Level 3 Liabilities
	Tax Receivable Agreement liability	Fathom OpCo acquisitions contingent consideration	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2022	$4,000	$700	$930	$5,960	$2,060	$13,650
Payments	-	(682)	-	-	-	$(682)
Net (gain) loss (1)	(4,000)	(18)	(910)	(5,844)	(1,988)	$(12,760)
Ending balance at December 31, 2023	$-	$-	$20	$116	$72	$208

(1) Net gains on changes in recurring level 3 fair value measurements are recognized in other income and net losses on change in recurring level 3 fair value measurements are recognized in other expense in our consolidated statement of comprehensive loss.

Tax Receivable Agreement

The fair value of the TRA is based on multiple inputs and assumptions input into a Monte Carlo simulation model. The significant inputs into this model are the following: a corporate tax rate of 24.8%, an annual TRA payment date of February 17, existing non-controlling interest percentage of 48.7%, initial amortization deductions of $46,070, $43,126 of taxable income forecast by 2032, a sell-down schedule which reflects the expected sale of New Fathom Units by legacy Fathom OpCo shareholders, a Class A common stock price as of December 31, 2023 of $4.46, volatility of 79.0%, correlation between taxable income and the Class A common stock price of 25.0%, and a cost of debt of 12.15%.

As of December 31, 2023, the Company determined that making a future payment under the TRA was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax to require a payment under the TRA. As a result, the Company remeasured the TRA liability at zero in the consolidated balance sheets and recorded a gain of $28,270 in the consolidated statements of operations for the fiscal year ended December 31, 2023.

Earnout Shares Liability

The Earnout Shares are accounted for as liabilities in the Company's consolidated balance sheet. The fair values for the Earnout Shares are estimated using a Monte Carlo simulation assuming Geometric Brownian Motion in a risk-neutral framework. The Monte Carlo simulation considers daily simulated stock prices as a proxy for the Company's daily volume-weighted average price ("VWAP"). The key inputs into the valuation of the Earnout Shares are an expected term of 2.98 years, a risk-free rate of 3.97%, operating asset volatility of 58.4%, and equity volatility of 97.0%. The operating asset volatility and the equity volatility assumptions are based on a blended average of operating and equity volatility, respectively, of publicly traded companies within the Company's peer group.

Warrants

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying consolidated balance sheet as of December 31, 2023, and December 31, 2022. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of operations.

During the third quarter of 2023 the Company's public warrants were delisted from the NYSE, see Note . As such, the Public Warrants were determined to have no value as of December 31, 2023.

The Private Placement warrants are valued using a Black-Scholes option pricing approach, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 97.0% based on the publicly traded per share price of the Company's Class A common stock as of December 31, 2023. Other key inputs into the valuation include a term of 2.98 years, a strike price of $230.00 per share, and an assumption that the Private Placement warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement warrants are not redeemable.

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

Note 19 – Commitments and Contingencies

The Company is subject to various claims and lawsuits that arise in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material effect on the consolidated balance sheet of the Company.

Note 20 – Income Taxes

As of December 31, 2023, tax years 2019 through 2023 remain open and subject to examination by the Internal Revenue Service and the majority of the states where Fathom OpCo has activities. Upon audit, tax authorities may challenge tax positions of the Company or Fathom OpCo. A tax position successfully challenged by a taxing authority could result in an adjustment to the Company’s provision for income taxes in the period in which a final determination is made. For the years ended December 31, 2023 and December 31, 2022, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

Significant components of the Company’s tax expense (benefit) for the years ended December 31, 2023 and December 31, 2022, are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Current expense (benefit)
State	$140	$-
Federal	(219)	250
Subtotal	(79)	250
Deferred tax benefit
State	-	(1,564)
Federal	-	(5,348)
Subtotal	-	(6,912)
Total	$(79)	$(6,662)

A reconciliation of the expected statutory federal tax and the total income tax benefit for the years ended December 31, 2023 and December 31, 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Federal statutory rate (21%)	$(324)	$(235,309)
State income taxes, net of federal benefit	140	(2,910)
Non-controlling interest in Fathom Holdco, LLC	3,835	130,904
Remeasurement of Fathom and Sponsor earnout shares	(1,418)	(14,026)
Remeasurement of TRA and warrant liability	(1,357)	(6,661)
Valuation allowance	(869)	10,369
Goodwill impairment	-	104,768
Other	(86)	6,203
Total	$(79)	$(6,662)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and December 31, 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating losses	$5,559	$2,575
Transaction costs	548	680
Interest expense carryforwards	2,950	898
Stock based compensation	1,077	741
Investment in Fathom Holdco LLC	2,981	8,586
Other	6	7
Total deferred tax assets	13,121	13,487
Valuation allowance	(13,121)	(13,487)
Total deferred tax assets after valuation allowance	-	-
Deferred tax liabilities
Total deferred tax liabilities	-	-
Total net deferred tax liabilities	$-	$-

Net Operating Losses

As of December 31, 2023, the Company has federal and state net operating loss ("NOLs") carryforwards of $21,700 and $27,610, respectfully. The U.S. federal NOLs are not subject to expiration. Utilization of the federal and state net operating losses may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code and equivalent state tax provisions. The annual limitations are not expected to restrict the use of any portion of the net operating losses prior to expiration. Nonetheless, the Company believes that it is more likely than not that the benefit from federal and state NOL carryforwards will not be realized.

Valuation Allowance

The Company recorded a full valuation allowance against the deferred tax assets as of December 31, 2023 and December 31, 2022. The change in the valuation allowance during the 2023 period was the result of an increase in deferred tax assets and the corresponding additional valuation allowance established against the ending deferred tax asset balance. The Company does not believe it is more likely than not that its deferred tax assets will be realized and has therefore established a full valuation allowance against it deferred tax assets as of December 31, 2023 and December 31, 2022.

Tax Receivable Agreement, Warrants, Fathom Earnout Shares, and Sponsor Earnout Shares

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

Note 21 – Variable Interest Entities

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

The following table presents a summary of the total assets, liabilities, and equity of the Company’s consolidated VIE at December 31, 2023 and December 31, 2022, which is comprised solely of Fathom OpCo.

	Year Ended December 31, 2023 Fathom OpCo Standalone	Year Ended December 31, 2022 Fathom OpCo Standalone
Total assets	$329,493	$370,245
Total liabilities	188,603	191,514
Total equity	140,890	178,731

Note 22 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Expansion of Reorganization Plan

On January 19, 2024, the Board of Directors of the Company authorized and directed management to close the Company’s Miami Lakes, Florida manufacturing facility as a result of persistent and continuing profitability challenges experienced at the facility. The Company expects to incur pre-tax charges related to the closure totaling approximately $3,200, consisting of approximately $600 in severance and other employee-related costs, approximately $2,400 in fixed asset and facility related write-down expenses, and $200 in other associated costs. The Company expects to incur substantially all of the total closure-related charges in the second quarter of 2024. The total cash expenditure associated with the closure are expected to be approximately $800. The facility in Miami Lakes, which is the subject of a lease expiring in March 2024, currently employs approximately 50 people.

The Company anticipates that the initiative will be substantially complete by the end of the second quarter of 2024.

Amendment of Credit Agreement

The Company entered into the Fourth Amendment to modify, among other things, certain financial covenants. In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA requirements as of and for periods ended December 31, 2023.

The Fourth Amendment requires the interest coverage ratio as of the last day of any fiscal quarter, commencing with the fiscal quarter ending on September 30, 2024 to not be less than the applicable ratio, as defined in Note 10. In addition, the Fourth Amendment requires the net leverage ratio as of the last day of any fiscal quarter commencing with the fiscal quarter ending on September 30, 2024, to not exceed the applicable ratio. See Note 10 - "Debt" of these Notes to Consolidated Financial Statements for the applicable ratios of any given fiscal quarter.

The Fourth Amendment also requires Minimum EBITDA (as defined and calculated pursuant to the Fourth Amendment) for the fiscal quarter ending September 30, 2023 to not be less than $1,500.

Further, the Fourth Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Credit Agreement (as defined in the Credit Agreement, “Liquidity”) to not be less than $13,500 as of the last day of the months ending on September 30, 2023, October 31, 2023 and November 30, 2023, $10,000 as of December 31, 2023 and $6,000 as of the last day of any month ending on February 29, 2024 through and including December 31, 2024.

Under certain circumstances, the Fourth Amendment permits the Company, at its election and in its sole discretion, to designate the last day of any fiscal quarter ending on or after March 31, 2025 as the “Covenant Changeover Date”. On and after the Covenant Changeover Date, the Fourth Amendment will require the interest coverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not be less than 2.50 to 1.00 and the net leverage ratio as of the last day of any fiscal quarter ending on or after the Covenant Changeover Date to not exceed 3.50 to 1.00, provided that, in the case of the maximum net leverage ratio requirement, if a qualified material acquisition is consummated after the Covenant Changeover Date, the Company may elect to increase the maximum net leverage ratio requirement to 4.00 to 1.00 with respect to the fiscal quarter in which such qualified material acquisition is consummated and each of the three immediately following fiscal quarters, provided that no such election may be made to so increase the maximum net leverage ratio requirement to 4.00 to 1.00 unless, as of the end of at least two consecutive fiscal quarters immediately preceding such election, the net leverage ratio was not greater than 3.50 to 1.00. Following the Covenant Changeover Date, certain additional restrictions on the availability of certain baskets in the Third Amendment relating to restricted payments, restricted debt payments and sale and leaseback transactions will cease to apply.

Failure to comply with the covenants contained in the Fourth Amendment (if not waived or further amended on acceptable terms) could give rise to an event of default and, if not cured, entitle the lenders to accelerate the indebtedness outstanding thereunder and terminate our ability to borrow in the future under the Credit Agreement.

The Fourth Amendment requires the Company to make the Term Loan Paydown of $50,000 no later than the earlier of July 31, 2024, the date on which the Merger Agreement or certain related agreements is terminated or the date on which the Transactions are consummated.

The Credit Agreement previously permitted the Company to exercise a right to cure financial covenant defaults by means of raising cash through the sale of certain eligible equity interests of the Company as described in the Credit Agreement commencing with the fiscal quarter ending on June 30, 2024. The Fourth Amendment permits the Company to exercise this right commencing with the fiscal quarter ending on September 30, 2024.

Agreement and Plan of Merger

On February 16, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Fathom Digital Manufacturing Intermediate, LLC, a Delaware limited liability company (“Parent”), Fathom Digital Manufacturing Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Company Merger Sub”), Fathom Digital Manufacturing Merger Sub 2, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Company Merger Sub (“LLC Merger Sub”), Fathom OpCo, and the Company, pursuant to which, among other things, (i) LLC Merger Sub will merge with and into Fathom OpCo with Fathom OpCo surviving the merger as a partially owned subsidiary of the Company (the “LLC Merger”) and (ii) immediately following the LLC Merger, Company Merger Sub will merge with and into the Company, with the

Company as the surviving corporation (the “Merger”, and collectively, with the LLC Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”). Parent, Company Merger Sub, and LLC Merger Sub are affiliates of CORE Industrial Partners, LLC (“CORE”).

In connection with the Transactions, Parent will acquire all of the Company’s outstanding shares of its Class A Common Stock (other than (i) shares of Class A Common Stock held by the Company as treasury stock or owned by Parent or Company Merger Sub, (ii) shares of Class A Common Stock owned by CORE, (iii) shares of Class A Common Stock cancelled pursuant to the Merger Agreement, and (iv) any dissenting shares of Class A Common Stock) for $4.75 per share in cash.

The closing of the Merger Agreement is subject to customary closing conditions. Upon the closing of the Merger, Fathom will become a privately held company.

Amendment No. 1 to the TRA

On February 16, 2024, the Company further amended the TRA. As amended, the TRA will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each as defined in Amendment No. 1) upon the consummation of the Merger, and the Merger will not constitute a Change of Control (as defined in Amendment No. 1) thereunder.

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Fathom OpCo

On February 16, 2024, the Company, in its capacity as the managing member of Fathom OpCo, and Fathom OpCo amended the Second Amended and Restated Limited Liability Agreement of Fathom OpCo (the “LLC Agreement Amendment”). As amended, and among other things, the Company shall have the right to cause the exchange of certain outstanding shares of vote-only Class B Common Stock, together with the corresponding Class A Units of Fathom OpCo (other than those units held by the Company), for an equal number of shares of the Company’s Class A Common Stock, immediately prior to and conditioned upon the effective time of the LLC Merger.

Unsecured Promissory Note and Guarantee Agreement

On April 1, 2024, Fathom Manufacturing, LLC (the “Borrower”), an indirect wholly-owned subsidiary of Fathom Digital Manufacturing Corporation (the “Company”), entered into an Unsecured Promissory Note (the “Promissory Note”) in favor of CORE Industrial Partners Fund I, L.P. (the “Lender”), on behalf of CORE Industrial Partners Fund I, L.P. (“Main Fund”) and CORE Industrial Partners Fund I Parallel, L.P. (“Parallel Fund” and collectively with the Main Fund and the Lender, the “Lending Parties” and each, a “Lending Party”). Pursuant to the Promissory Note, the Borrower may incur, and the Lending Parties have collectively committed to provide, on an unsecured basis, up to $2.5 million of term loans that will mature on September 30, 2024 and will accrue interest, payable in kind, at the rate of 5% per annum. Term loans made under the Promissory Note are expected to be used for working capital purposes. The Borrower may prepay the Term Loans from time to time without any premium or penalty. The Lender is affiliated with CORE Industrial Partners, LLC. On April 1, 2024, the Company drew the $2,500 unsecured promissory note.

Concurrent with the execution of the Promissory Note, certain indirect wholly-owned subsidiaries of the Company (including the Borrower) (collectively, the “Guarantors” and each, a “Guarantor”) entered into a Guarantee Agreement dated as of April 1, 2024 (the “Guarantee Agreement”) pursuant to which the Guarantors have agreed to guarantee, on an unsecured basis, in full the payment and performance of the obligations of the Borrower under the Promissory Note.

Consistent with the Company’s Related Person Policy and Procedures, the foregoing transactions were approved by the Audit Committee of the Board of Directors of the Company. Additionally, the foregoing transactions were approved by the Special Committee established in connection with the pending Merger.