Form 10-K/A
period 2023-12-31
Fathom Digital Manufacturing Corp
filed 2024-04-29
CIK 1836176

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

The aggregate market value of the registrant's Class A common stock beneficially held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the New York Stock Exchange on June 30, 2023, was $18,431,182. Shares of the Class A common stock beneficially owned by each executive officer and director of the registrant and each holder of more than 10% of our Class A common stock have been excluded from this calculation because such persons may be deemed to be affiliated. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 26, 2024, there were 3,649,866 shares of the registrant's Class A common stock outstanding and 3,327,379 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

Auditor Firm ID: 248 Auditor Name: Grant Thornton, LLP Auditor Location: Milwaukee, WI

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, of Fathom Digital Manufacturing Corporation (“Fathom,” the “Company,” “we,” “us” or “our”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Report”). The purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement relating to our 2024 annual meeting within 120 days of the end of our fiscal year ended December 31, 2023.

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

This Form 10-K Amendment does not amend, modify or otherwise update any other information in the Original Report. Accordingly, this Form 10-K Amendment should be read in conjunction with the Original Report. In addition, this Form 10-K Amendment does not reflect events that may have occurred subsequent to the Original Report date. The Original Report, as amended by this Form 10-K Amendment, is referred to herein as the Annual Report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board Structure

The Company's Board of Director's ("Board") currently consists of nine directors. Our directors are divided into three classes serving staggered three-year terms. Class I, Class II, and Class III directors will serve until our annual meetings of stockholders in 2026, 2024 and 2025, respectively. Each director holds office for the term for which such director is elected and thereafter until such director’s successor shall have been duly elected and qualified. At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired.

We entered into an Investor Rights Agreement, dated December 23, 2021 with CORE Industrial Partners Fund I, L.P., and CORE Industrial Partners Fund I Parallel, L.P. (together, the “CORE Investors”). The Investor Rights Agreement grants the CORE Investors the right to designate nominees to our Board subject to the maintenance of certain ownership requirements. The Investor Rights Agreement has been filed as Exhibit 10.2 of our Annual Report and is available electronically on the website of the SEC at www.sec.gov.

Set forth below is information concerning our directors:

Name	Age	Director Class	Serving Since	Position Held
Carey Chen	51	III	December 2021	Director and Chief Executive Officer
TJ Chung	61	III	December 2021	Director
Dr. Caralynn Nowinski Collens	45	I	December 2021	Director
Adam DeWitt	51	I	December 2021	Director
David Fisher	54	III	December 2021	Director
Maria Green	71	II	December 2021	Director
Peter Leemputte	66	II	December 2021	Director
John May	51	III	December 2021	Director
Robert Nardelli	75	II	December 2021	Director

Carey Chen—Chief Executive Officer and Director. Mr. Chen was appointed Chief Executive Officer of Fathom in October 2023. He has served as a member of Fathom’s Board of Directors since the Company became publicly listed in 2021, and as a director of Fathom’s predecessor companies dating back to 2019. Mr. Chen possesses significant global experience supporting companies across the industrials landscape. Prior to joining Fathom, Mr. Chen was the President of Altix Corporation, a management consulting firm serving a broad array of industrial manufacturing companies. He also held roles as Chief Executive Officer of Cadrex Manufacturing Solutions and Chief Executive Officer of Incodema Holdings LLC. Mr. Chen was also Executive Chairman and President of Cincinnati Incorporated, served as Vice President of Hypertherm, Inc., and held various operating and corporate roles, including Vice President & General Manager – Light Industrial Businesses, Chief Financial Officer, and Chief Information Officer. Earlier in his career, Mr. Chen served as Vice President – Finance for Wiremold | Legrand (PARIS: LR.PA); Chief Financial Officer for Bayliner Marine Corp., a division of the Brunswick Corp. (NYSE: BC); and held various financial planning and strategic development roles for AlliedSignal, Inc. (NYSE: ALD). Mr. Chen currently serves as Chairman of the Board for Roberts Hawaii, Inc. He is also a Counselor of the American Welding Society and a Board Trustee of the American Welding Society Foundation. Mr. Chen holds an MBA from the University of Illinois at Urbana-Champaign, a BS in Applied Mathematics from the University of California at Los Angeles, and several U.S. patents.

TJ Chung—Director. Mr. Chung has served as a director of Fathom since December 2021. Mr. Chung is a Founding Partner at CORE Industrial Partners. Before joining CORE, he spent 15 years as Chief Executive Officer / President of several high-growth electronics and technology businesses, all of which were private equity-backed or divisions of publicly traded corporations. He currently serves on the boards of Fathom Holdco, LLC (“Fathom OpCo”), J&K Ingredients, Littlefuse (NASDAQ: LFUS) and Airgain (NASDAQ: AIRG). Mr. Chung holds an MBA from Duke University’s Fuqua School of Business, an MS in Computer Science from North Carolina State University, and a BS in Electrical Engineering from the University of Texas at Austin. He also serves on the advisory board of the Cockrell School of Engineering at the University of Texas at Austin and the advisory board of the Center of Entrepreneurship and Innovation at Duke University’s Fuqua School of Business.

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

Adam DeWitt—Director. Mr. DeWitt has served as a director of Fathom since December 2021. Mr. DeWitt was the Chief Executive Officer of Grubhub Inc. where he led all functions of the U.S. business from June 2021 – May 2023. Prior to this role, Mr. DeWitt was Grubhub’s President and Chief Financial Officer. During his tenure of a decade at the company, Grubhub’s annual revenues have grown from $20 million to more than $2 billion, and he led the company through its initial public offering in 2014. Before joining Grubhub, Mr. DeWitt was the Chief Financial Officer of publicly-held optionsXpress Holdings, Inc. Mr. DeWitt serves on the board of directors and chairs the audit committee of RB Global, Inc. (NYSE: RBA), a marketplace for heavy industrial, agricultural and transportation equipment. He also serves on the board of directors and audit committee of Treehouse Foods (NYSE: THS), a private label food manufacturer. He is also a member of the board of directors of The Joffrey Ballet, and a member of the board of trustees of the Bernard Zell Anshe Emet Day School. Mr. DeWitt holds a BA in Economics from Dartmouth College.

David Fisher—Director. Mr. Fisher has served as a director of Fathom since December 2021. Mr. Fisher has served as Chief Executive Officer and President of Enova International, Inc. (NYSE: ENVA), a provider of online financial services, since January 2013, and as Chairman of the Board of Directors of Enova since November 2014. From September 2011 to March 2012, Mr. Fisher served as Chief Executive Officer of optionsXpress Holdings, Inc. (“optionsXpress”), a retail online brokerage firm, and as Senior Vice President of Charles Schwab Corporation following its acquisition of optionsXpress. From October 2007 to September 2011, Mr. Fisher served as Chief Executive Officer of optionsXpress, from March 2007 to October 2007, as its President, and, from August 2004 to March 2007, as its Chief Financial Officer. Prior to joining optionsXpress, Mr. Fisher served as the Chief Financial Officer of Potbelly Sandwich Works from 2001 through 2004, of RBC Mortgage from 2000 through 2001, and of Prism Financial from December 1998 through January 2001. Mr. Fisher currently serves as a member of the board of directors GoHealth (NASDAQ: GOCO), a leading health insurance marketplace and Medicare-focused digital health company, and of FRISS, a provider of software solutions to insurance companies. He previously served on the board of directors of Just Eat Takeaway.com N.V., GrubHub, Inc. (NASDAQ: GRUB), Innerworkings, Inc., and Chicago Board Options Exchange. Mr. Fisher also serves on the Board of Trustees of the Museum of Science and Industry in Chicago. Mr. Fisher holds a BS in Finance from the University of Illinois at Urbana-Champaign and a J.D. from Northwestern University School of Law.

Maria Green—Director. Ms. Green has served as a director of Fathom since December 2021. Ms. Green retired as Senior Vice President and General Counsel of Ingersoll Rand plc (NYSE: IR) in June 2019. Immediately prior to IR, she was Senior Vice President, General Counsel and Secretary at Illinois Tool Works (NYSE: ITW). During her 18 years with ITW, Ms. Green guided the company’s expansion through both acquisitions and organic growth. As General Counsel, she led the Environmental, Health and Safety Group as well as Government Affairs and Risk Management. At Ingersoll Rand, Ms. Green was a member of the Executive Leadership Team and a trusted advisor to the Chief Executive Officer on legal, compliance and strategy issues and led a team of 75 lawyers based in the U.S., Europe, Asia Pacific, and Latin America. She co-chaired the Global Business Integrity Council and served as executive sponsor for an employee resource group. Ms. Green joined the board of Tennant Company (NYSE: TNC) as an independent director in March 2019 (Audit and Governance Committees) and was elected to the board of Wisconsin Energy Group (NYSE: WEC) in July 2019 (Audit and Governance Committees). Most recently, Ms. Green joined the board of directors of Littlefuse (NASDAQ: LFUS) in February 2020 (Audit and Governance Committees). Ms. Green holds a BA from the University of Pennsylvania and J.D. from Boston University Law School.

Peter Leemputte—Director. Mr. Leemputte has served as a director of Fathom since December 2021. Mr. Leemputte was Chief Financial Officer and Treasurer at Keurig Green Mountain, Inc. (NASDAQ: KDP) from 2015 to 2016. Prior to Keurig Green Mountain, Inc., Mr. Leemputte was Executive Vice President and Chief Financial Officer at Mead Johnson Nutrition (NYSE: MJN) from 2008 to 2015. Before joining Mead Johnson Nutrition, Mr. Leemputte was Senior Vice President and Chief Financial Officer for Brunswick Corp. (NYSE: BC), and Chicago Title Corp. He has also held various management positions at Mercer Management Consulting, Armco Inc., FMC Corp. and BP (NYSE: BP). Mr. Leemputte has extensive experience in leading finance, accounting, IT, tax, audit, and investor relations functions as a Chief Financial Officer at major U.S. corporations, and also led several IPO’s and sale of the companies. Mr. Leemputte has served on the board of Mastercraft (NASDAQ: MCFT) since 2016, Ecogensus LLC (privately held) since 2018, and served on the board of Beazer Homes (NYSE: BZH) from 2005 to 2020. Mr. Leemputte holds an MBA in Finance from the University of Chicago Booth School of Business and a BS in Chemical Engineering from Washington University in St. Louis.

John May—Director. Mr. May has served as a director of Fathom since December 2021. Mr. May is the Founder and Managing Partner of CORE Industrial Partners. Before founding CORE, he spent 18 years working on transactions with several private equity sponsors, principally with the Blackstone Group (NYSE: BX) and H.I.G. Capital. In addition to Fathom’s board, he currently serves on the boards of all other CORE portfolio companies including Arizona Natural Resources, J&K Ingredients, Kelvix, Saylite, TCG Legacy, 3DXTECH, CGI Automated Manufacturing, and RE3DTECH. Mr. May has both served on the board and was a divisional Chief Executive Officer for a public company. Mr. May graduated with Honors from East Carolina University with a business degree. He currently serves on the East Carolina University Foundation, Inc. Board of Directors and is Co-Vice Chair of the Investment Committee. He is also Co-Founder and Chairman of the Board for Imerman Angels, a 501(c)(3) Chicago-based cancer support organization. He also is an active member of YPO (Young Presidents’ Organization), a member of the Economic Club of Chicago and an Advisory Board member of the Industrial Exchange.

Robert Nardelli—Director. Mr. Nardelli has served as a director of Fathom since December 2021. Mr. Nardelli was Chairman and Chief Executive Officer of Chrysler Corp. from 2007 to 2009. Prior to Chrysler, he was Chairman, President, and Chief Executive Officer of The Home Depot (NYSE: HD). Before joining The Home Depot, he spent nearly 30 years at General Electric (NYSE: GE), holding the positions of President and Chief Executive Officer of GE Transportation Systems and Chief Executive Officer of GE Power Systems, among several other executive positions. In 2009, Mr. Nardelli joined Cerberus Capital Management as Chief Executive Officer of its operations group, Cerberus Operations and Advisory Company. For the next three years, he and his team turned around several distressed portfolio companies and developed a comprehensive turnaround toolkit. In 2012, Mr. Nardelli founded XLR-8, where he continues to play a key role as Senior Advisor to leading companies. Mr. Nardelli serves as a Partner and Senior Advisor to Emigrant Capital Corp.; Senior Advisor to EY, among others, plus a number of equity investments. He sits on the Board of Directors for BWXT Technologies, Inc. (NYSE: BWXT), as well as on the board of a number of private equity investment firms. Mr. Nardelli holds an MBA from the University of Louisville and a BS from Western Illinois University.

Audit Committee

We have a standing Audit Committee consisting of Dr. Nowinski Collens and Messrs. Dewitt, Leemputte, and Nardelli, with Mr. Leemputte serving as chairman. The Audit Committee assists the Board in overseeing our accounting and financial reporting processes and the audits of our financial statements. Our Board has affirmatively determined that each of Dr. Nowinski Collens and Messrs. Dewitt, Leemputte, and Nardelli meets the definition of “independent director” for purposes of the applicable stock exchange rules and the independence requirements of Rule10A-3 under the Exchange Act. Our Board has also determined that each of Messrs. Dewitt, Leemputte, and Nardelli qualifies as an “audit committee financial expert” as defined by SEC rules.

Set forth below is information concerning our executive officers:

Name	Age	Position
Carey Chen(1)	51	Director and Chief Executive Officer
Mark Frost	61	Chief Financial Officer
Doug Beaton	54	Chief Operating Officer

(1) See Item 10. Directors, Executive Officers, and Corporate Governance – Board Structure” for Mr. Chen’s biography.

Mark Frost—Chief Financial Officer. Mr. Frost has served as the Chief Financial Officer at Fathom since April 2021. He brings over 30 years of financial and executive-level management experience from both private and public companies. Most recently, Mr. Frost served as the Chief Financial Officer of Argon Medical Devices, a medical devices company planning to go public in Hong Kong. Prior to Argon, Mr. Frost served as the Chief Financial Officer for three public Healthcare companies including Analogic (NASDAQ: ALOG), AngioDynamics (NASDAQ: ANGO), and AMRI (NASDAQ: AMRI). Mr. Frost began his career with General Electric (NYSE: GE), where he served in a variety of roles for 14 years in finance. Mr. Frost holds a BA in International Relations and Economics from Colgate University. He is also a graduate of the INSEAD Global Executive Program and GE Financial Management Program.

Doug Beaton—Chief Operating Officer. Mr. Beaton has served as the Chief Operating Officer of Fathom since September 2023. Prior to joining the Company, from 2021 to August 2023, Mr. Beaton was Chief Operating Officer of SencorpWhite, Inc., a leading provider of automated storage and retrieval systems, and from 2014 to 2020, was Vice President and General Manager of Symmetry Medical (a division of Tecomet, Inc.), a manufacturer of medical devices and equipment. Mr. Beaton previously held operations leadership roles at Watts Water Technologies, Inc., ThermoFisher Scientific Inc., and Danaher Corporation. Mr. Beaton graduated from the United States Military Academy, West Point, with a BS in engineering and computer science. Mr. Beaton also earned an MBA from the University of New Hampshire.

There are no family relationships among any of the directors or executive officers of the Company.

Code of Business Ethics and Conduct

Effective upon the consummation of Fathom OpCo’s previous business combination with Altimar Acquisition Corp. II (the "Business Combination"), Fathom adopted a Code of Business Ethics and Conduct that applies to all of its directors, officers, and other employees, including those officers responsible for financial reporting. The Code of Business Ethics and Conduct is available on Fathom’s website at www.investors.fathommfg.com. Fathom expects that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on its website. The information on our website is not incorporated by reference into this proxy statement.

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

Delinquent Section16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of their stock ownership and changes in their ownership of our common stock with the SEC. To the Company’s knowledge, including the Company’s review of the copies of all such reports furnished to the Company and written representations that no other reports were required in 2023, all Section 16(a) filing requirements were satisfied on a timely basis, except the following reports: (i) one Form 4 filed in May 2023 (reporting one transaction) for Mark Frost, (ii) two Form 4s filed in May 2023 (each reporting one transaction) for Robert Nardelli, (iii) one Form 4 filed in May 2023 (reporting one transaction) for Ryan Martin, our former Chief Executive Officer, (iv) one Form 4 filed in October 2023 (reporting one transaction) for Carey Chen, and (v) one Form 4 filed in January 2024 (reporting one transaction) for Carey Chen, all such late filings due to administrative error.

Item 11. Executive Compensation.

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies, as such term is defined in the rules promulgated under the Securities Act. This section describes the material components of the executive compensation program for our Chief Executive Officer and our two other most highly compensated executive officers serving on December 31, 2023, whom we refer to as our Named Executive Officers (“NEOs”).

Introduction

For the fiscal year ended December 31, 2023, Company’s NEOs were:

•
Carey Chen, Chief Executive Officer;
•
Ryan Martin, Former Chief Executive Officer;
•
Mark Frost, Chief Financial Officer; and
•
Doug Beaton, Chief Operating Officer.

The objective of Company’s compensation program is to provide a total compensation package to each NEO that will enable Company to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our stockholders, encourage individual and collective contributions to the successful execution of our short and long-term business strategies, and reward NEOs for favorable performance.

Executive Transitions

On October 23, 2023, the Board appointed Carey Chen as the Chief Executive Officer of the Company, effective immediately. Mr. Chen succeeded Ryan Martin, who ceased serving as the Company’s Chief Executive Officer or as a member of the Board as of October 23, 2023 and terminated employment with the Company on October 31, 2023. Effective September 5, 2023, the Board appointed Mr. Beaton to serve as the Company’s Chief Operating Officer.

Summary Compensation Table

The following table shows information concerning the annual compensation for services provided to Company by our NEOs during the fiscal years ended December 31, 2023 and 2022. Additional information on our NEOs annual compensation for the 2023 fiscal year is provided in the narrative sections following the Summary Compensation Table.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)(4)	Option Awards($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
Carey Chen(6)	2023	$86,538	$100,000	$859,027	—	—	$104,043	$1,149,608
Chief Executive Offier
Ryan Martin(7)	2023	$362,885	—	$211,524	$396,612	$88,542	$132,824	$1,192,387
Chief Executive Officer	2022	$425,500	—	$450,002	$450,003	$—	$31,325	$1,356,830
Mark Frost	2023	$350,000	—	$141,012	$264,396	$52,500	$13,431	$821,339
Chief Financial Officer	2022	$350,192	—	$300,003	$300,002	$—	$10,869	$961,066
Doug Beaton(8)	2023	$98,750	$50,000	$140,993	$140,993	$10,156	$-	$440,892
Chief Operating Officer
(1)
The amount reported in this column for Messrs. Chen and Beaton in 2023 represents a sign-on bonus (as described in more detail under “Sign-on and Retention Bonuses”).
(2)
The amounts reported in this column for 2023 reflect the aggregate award date fair value of restricted stock units (“RSUs”) and performance- RSUs (“PRSUs”) awarded under inducement award agreements for Mr. Chen and RSUs awarded under the Company 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”) for all other NEOs. The award date fair value of the RSUs has been determined in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718.
(3)
The amounts reported in this column for 2023 represent the grant date fair value of nonqualified stock options under the 2021 Omnibus Plan granted during 2023. The grant date fair value of the options has been determined in accordance with ASC Topic 718.
(4)
With respect to the amounts reported in these columns, there can be no assurance that these values will ever be realized. See Note 12, “Share-Based Compensation,” to the consolidated financial statements filed herewith in our 2023 Annual Report on Form 10-K for the assumptions made in determining these values.
(5)
The amounts in this column represent: for Mr. Chen the aggregate grant date fair value of RSUs granted for service as a non-employee director computed in accordance with ASC Topic 718; for Mr. Martin, $8,374 premium reimbursement for individual life insurance, $9,145 in 401(k) matching contributions, $1,000 per month auto allowance, $100 per month in cell phone reimbursements, $42,181 in COBRA premiums, and cash severance of $62,115; for Mr. Frost, $12,231 in 401(k) matching contributions and $100 per month in cell phone reimbursements.
(6)
Mr. Chen was appointed October 23, 2023 and therefore had no reportable compensation in 2022.
(7)
Mr. Martin ceased serving as the Company’s Chief Executive Officer, effective October 23, 2023, and separated from the Company effective October 31, 2023. Mr. Martin’s RSU awards and unvested stock options was forfeited as of his separation date.
(8)
Mr. Beaton was appointed September 5, 2023 and therefore had no reportable compensation in 2022.

Base Salaries

Base salary is paid to attract and retain qualified talent and is set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience, and sustained performance, as well as considering market competitive levels. For 2023, the NEOs had the following base salary rates: Mr. Chen—$500,000, Mr. Martin—$425,000, Mr. Frost—$350,000, and Mr. Beaton—$325,000.

Annual Cash Bonuses

Annual cash bonuses can be earned if the NEOs achieve certain annual financial and operating performance metrics. For the 2023 performance year, target bonus opportunities as a percentage of salary were 100% of base salary for Mr. Martin, 60% of base salary for Mr. Frost, and 50% for Mr. Beaton. Mr. Chen was not eligible for an annual bonus for 2023. The annual bonuses were deemed earned under the 2023 bonus plan at 25% of target.

Sign-on and Retention Bonuses

In October 2023, Mr. Chen received a $100,000 sign-on bonus in connection with his hiring as Chief Executive Officer, payable in four equal installments on a quarterly basis. If Mr. Chen’s employment is terminated for any reason, other than by the Company without cause, prior to the one-year anniversary of Mr. Chen’s start date, he must repay all portions of the sign-on bonus received. In September 2023, Mr. Beaton received a $50,000 sign-on bonus in connection with his hiring as Chief Operating Officer, payable in a lump sum upon his hiring, but subject to recoupment by the Company if he resigned from employment or was terminated for cause by the Company prior to March 5, 2024.

In May 2023, Mr. Frost became eligible to receive a retention bonus of $262,500, provided he does not resign from employment or incur a termination of employment by the Company for poor performance or misconduct on or prior to May 3, 2024.

Employee Benefits

In addition to any individual benefits set forth in each NEOs employment arrangements (described below), the NEOs are generally eligible to participate in our executive and employee health and welfare, retirement and other employee benefit programs on the same basis as other employees of Company, subject to applicable law. Each NEO participates in the Midwest Composite Technologies, LLC 401(k) Profit Sharing Plan, sponsored by Company’s indirect subsidiary Midwest Composite Technologies, LLC under which eligible employees may elect to contribute a portion of their eligible compensation as pre-tax or Roth deferrals in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). The plan provides for a safe harbor matching contribution equal to 100% of a participant’s salary deferrals, up to 4% of a participant’s total compensation, subject to limitations imposed under the Code. Other than the Company Executive Severance and Change in Control Plan (the “Severance Plan”), described in more detail below under Potential Payments Upon Termination or Change in Control, Company did not maintain any executive-specific benefit programs in 2023.

2021 Omnibus Incentive Plan

We established the 2021 Omnibus Plan in connection with the closing of the Business Combination in 2021. The purpose of the Omnibus Plan is: (i) to encourage profitability and growth through short-term and long-term incentives that are consistent with Company’s objectives; (ii) to give its participants an incentive for excellence in individual performance; (iii) to promote teamwork among its participants; and (iv) to give us a significant advantage in attracting and retaining key employees, directors, and consultants. The 2021 Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 936,893 shares of Company Class A common stock was initially reserved and available for issuance under the 2021 Omnibus Plan.

Equity Incentive Awards

Annual Equity Awards

For regular annual equity grants in 2023, executives including the NEOs, received RSUs and nonqualified stock options that were equally weighted based on the fair value at date of grant. In an effort to conserve the 2021 Omnibus Plan’s share pool, all annual awards were subjected to a Company-wide cap, with the actual grant value for Messrs. Martin and Frost equaling approximately 47% of their original equity value target. On April 3, 2023, the Company granted the following RSUs and options to the NEOs (reflected after giving effect to the Company’s 1-to-20 reverse stock split): 17,627 RSUs and 33,051 options to Mr. Martin and 11,751 RSUs and 22,033 options to Mr. Frost. The RSUs and options vest ratably in annual equal installments over three years, generally subject to the continued service of the NEO through each applicable vesting date.

Sign-on Equity Awards

On September 5, 2023, Mr. Beaton received sign-on equity awards (reflected after giving effect to the Company’s 1-to-20 reverse stock split) of 14,387 RSUs and 14,387 options, subject to the same vesting conditions as the annual equity awards described above.

On October 23, 2023, Mr. Chen received sign-on equity awards of 151,515 RSUs and 104,911 PRSUs pursuant to equity-based inducement awards issued outside of the 2021 Omnibus Plan, in accordance with NYSE Listing Rule 303A.03, but which remain subject to substantially the same terms as awards made under such plan. The RSUs cliff vest on October 23, 2026, subject to Mr. Chen’s continued service through the vesting date. The Company plans to recognize expense related to Mr. Chen's awards upon the consummation of the Merger, as defined below.

The PRSUs will vest in six tranches, with each tranche subject to (i) the Company attaining the stock price growth hurdle during the relevant performance period for each tranche (as illustrated below), and (ii) Mr. Chen’s continued service through the later of (x) the fourth anniversary of the grant date and (y) the date on which a particular tranche’s stock price growth hurdle is attained, subject to certification of the Committee.

PRSU Stock Price Growth Hurdles
Performance Goal Tranche	Portion of PRSU's Vesting	Value to be Delivered at Each Stock Price Hurdle	Stock Price Hurdle (determined using a baseline stock price of $3.30(a))(b)	Stock Price Growth(b)	Number of Shares Potentially Earnable Upon Achievement of Stock Price Hurdle(c)	Performance Period
1	1/6th	$83,333.33	$4.13	25%	20,202	Within 2 years of the Grant Date
2	1/6th	$83,333.33	$4.39	33%	18,987
3	1/6th	$83,333.33	$4.69	42%	17,783	Within 3 years of the Grant Date
4	1/6th	$83,333.33	$4.95	50%	16,835	Within 4 years of the Grant Date
5	1/6th	$83,333.33	$5.21	58%	15,983
6	1/6th	$83,333.33	$5.51	67%	15,121	Within 5 years of the Grant Date
Total PRSU's					104,911

(a) the baseline stock price is $3.30, representing the closing price of one share of the Company's common stock as of the trading day immediately preceding the grant date.

(b) Each Stock Price Hurdle relates to one tranche of the PRSU award and represents a percentage of Stock Price Growth as compared to the baseline stock price. For a tranche of PRSUs to vest, the Company must achieve the tranche’s Stock Price Hurdle within the tranche’s Performance Period, as set forth in the above table. Whether the Stock Price Hurdle has been achieved is determined by calculating the trailing 30 business day average of the closing stock price of one share of Company common stock as of any measurement date that falls within the applicable Performance Period (“Average Stock Price”). For the avoidance of doubt, the first measurement date cannot occur until at least 30 business days have elapsed from the grant date.

If the Average Stock Price equals or exceeds the Share Price Hurdle, the performance goal for the corresponding PRSU tranche has been achieved, subject to certification by the Committee and the other vesting conditions set forth above, and the terms and conditions of the award agreement and 2021 Omnibus Plan.

(c) Number of shares earnable pursuant to the PRSU award determined by taking the award’s grant value of $500,000 and dividing it evenly across all six tranches, resulting in a per-tranche value of $83,333.33. Then, take the per-tranche value and divide it by the Stock Price Hurdle to get the number of shares of Company common stock earnable with respect to the tranche.

Going Private Transaction

As previously disclosed, on February 16, 2024, the Company entered into the Merger Agreement with Parent, Company Merger Sub, LLC Merger Sub, Fathom OpCo and the Company. Upon the closing of the transactions contemplated by the Merger Agreement (the "Merger"), executive officers awards will be eligible for the following treatment:

•
To the extent that any NEO holds shares of Class A common stock, he or she will receive the merger consideration of $4.75 (the “Merger Consideration”) in respect of such shares in the same manner as other stockholders.
•
All Company options held by our NEOs having per share exercise price greater than the per share Merger Consideration, and accordingly will be cancelled for no consideration.
•
All Company RSUs subject to time-based vesting received by NEOs in connection with their service as executive officers will be converted into an amount in cash, without interest and less applicable tax withholdings, equal to the product obtained by multiplying (i) the Merger Consideration by (ii) the number of shares of Company common stock covered by such RSU immediately prior to the closing of the Merger (the “Converted Cash Awards”). Such cash awards will vest and be paid on the same time-based vesting schedule as the RSUs in place prior to the Merger.
•
Mr. Chen’s prior unvested RSUs as a non-employee director that are subject to time-based vesting shall be forfeited, except for RSUs granted to directors with respect to their service as directors on May 4, 2023. Instead, if such awards remain unvested, they will vest and be eligible to receive Merger Consideration.
•
All Company performance-based equity awards, other than a portion of Mr. Chen’s PRSU granted on October 23, 2023, that are unvested as of the closing will be forfeited. The portion of Mr. Chen’s PRSU that has vested with respect to the stock price hurdles will be converted into a Converted Cash Award as described above. Such cash award will vest and be paid on the same time-based vesting schedule as applied to Mr. Chen’s original PRSU award in place prior to the Merger.

Employee Stock Purchase Plan

In connection with the Business Combination, we adopted the Company 2021 Employee Stock Purchase Plan (“ESPP”), a broad-based benefit plan in which our employees, including our NEOs, may purchase shares of Company’s Class A common stock at up to a 15% discount. The ESPP includes an initial share reserve of 67,540 shares of Class A common stock issuance pursuant to future grants under the ESPP. The number of shares of Company Class A common stock initially reserved for issuance under the ESPP will automatically increase on the first trading day of each calendar year, beginning in 2023, by 1% of the total number of shares of Company Class A common stock outstanding on the last day of the prior calendar year.

In connection with the Merger Agreement, we have adopted resolutions amending the ESPP such that the ESPP will not extend or commence new offering periods and will terminate prior to the closing of the Merger, with accumulated participant contributions to be returned to the participants without interest.

Agreements with our NEOs

The Company has entered into agreements with each of the NEOs, the relevant terms of which are summarized below. Capitalized terms appearing in the following descriptions but not defined therein are as defined in the applicable agreement. The below summary is qualified in all respects by reference to the underlying agreement. Ryan Martin had an offer letter which was superseded by his separation agreement, a description of which is included in the “Potential Payments on Termination or Change in Control” section below.

Carey Chen. Mr. Chen is party to an offer letter with Company, dated October 23, 2023 (the “Chen Offer Letter”), under which he serves as Chief Executive Officer of Company. The Chen Offer Letter provides for an annual base salary of $500,000 and, beginning in 2024, a target annual bonus opportunity equal to 100% of his annual base salary during the relevant performance period. Additionally, the letter provides that Mr. Chen is entitled to participate in the Severance Plan (as described in the “Severance Plan” section) and for the following unique benefits: (i) a sign-on bonus of $100,000, to be paid in four equal quarterly installments (as described above), (ii) sign-on long-term incentive awards in the form of time-vested RSUs with a value at grant equal to $500,000 and a PRSU with a value of $500,000, and (iii) relocation expense reimbursement up to a maximum of $100,000.

Mark Frost. Mr. Frost is party to an amended and restated employment agreement with the Company, dated December 23, 2021 (the “Frost Employment Agreement”), under which he serves as Chief Financial Officer of Company. The agreement provides for an annual base salary of $350,000 and a target annual bonus opportunity equal to 50% of his annual base salary in 2021 and 60% of his annual base salary in 2022. The Frost Employment Agreement also provides that Mr. Frost is entitled to certain unique benefits, including: (i) four weeks’ paid vacation, (ii) reimbursement of pre-approved and documented relocation and travel expenses, up to $40,000, and eligibility for reimbursement of additional relocation benefits in the future (if applicable) and (iii) payment or reimbursement for reasonable costs incurred by Mr. Frost for temporary housing and travel for up to five months following his start date, from his then-current home to a home near the Company’s offices.

In the case of a termination without cause by the Company or a resignation for Good Reason by Mr. Frost, he would be entitled to (i) salary continuation for 12 months following his termination date, (ii) payment of a pro rata portion of his annual bonus for the year of termination and (iii) up to 12 months of COBRA premiums for Mr. Frost and his dependents, less the amount Mr. Frost would have been required to contribute for such coverage if he was still an active employee. In the case of a “CIC Qualifying Termination” (as defined in the Frost Employment Agreement), any outstanding equity awards held by Mr. Frost under the Company’s then-current equity plan will vest. Mr. Frost is not a participant in the Company’s Severance Plan.

Doug Beaton. Mr. Beaton is party to an offer letter with the Company, dated July 18, 2023 (the “Beaton Offer Letter”), under which he serves as Chief Operating Officer of the Company. The Beaton Offer Letter provides for an annual base salary of $325,000, a sign-on bonus of $50,000 (described above) and, beginning in 2023, a target annual bonus opportunity equal to 50% of his annual base salary during the relevant performance period. For 2023, the annual bonus payable was prorated to reflect Mr. Beaton’s partial-year service. Additionally, the letter provides that Mr. Beaton is entitled to participate in the Severance Plan (as described in the “Severance Plan” section below).

Under their arrangements, each NEO was eligible to participate in the same benefits on the same basis as other senior management of Company, as well as to participate in the 2021 Omnibus Plan. In addition, each NEO is bound by certain confidentiality and restrictive covenants under their employment agreements.

Severance Plan

On December 23, 2021, the Company’s board of directors approved the Severance Plan, which provides for severance benefits to a select group of the Company’s senior-level executives who enter into participation agreements under the Severance Plan, including Messrs. Chen, Martin, and Beaton (the “Covered Executives”). Covered Executives may become entitled to severance benefits under the Severance Plan in the event a Covered Executive incurs an involuntary termination by the Company without Cause (as defined in the Severance Plan) or by the Covered Executive resigning for Good Reason (as defined in the Severance Plan), whether or not in connection with a Change in Control (“CIC”) of the Company (as defined in the Severance Plan) (each, a “Qualifying Termination”). Severance benefits under the Severance Plan are determined based on a Covered Executive’s “Tier” and whether the Qualifying Termination of employment occurs within the three months prior to or 12 months following a Change in Control (a “CIC Qualifying Termination”) or not in connection with a Change in Control (“Non-CIC Qualifying Termination”).

In the event any of the Covered Executives incurs a Non-CIC Qualifying Termination, provided each NEO timely executes a release of claims and complies with applicable restrictive covenants, he will be entitled to (i) salary continuation for 18 months for Messrs. Chen and Martin and 12 months for Mr. Beaton following their termination date, (ii) payment of a pro rata portion of his annual bonus for the year of termination and (iii) COBRA premiums for each NEO and his dependents, less the amount the NEO would have been required to contribute for such coverage if he was still an active employee, for 18 months for Messrs. Chen and Martin and 12 months for Mr. Beaton.

In the event an of the Covered Executives incurs a CIC Qualifying Termination, provided each NEO timely executes a release of claims and complies with applicable restrictive covenants, he will be entitled to (i) a lump sum cash payment equal to 18 months of base salary for Messrs. Chen and Martin and 12 months of base salary for Mr. Beaton, (ii) a lump sum cash payment equal to the NEO’s target annual bonus as of the date of termination multiplied by 1.5x for Messrs. Chen and Martin and 1.0x for Mr. Beaton, and (iii) COBRA premiums for each NEO and his dependents, less the amount the NEO would have been required to contribute for such coverage if he was still an active employee, for 18 months for Messrs. Chen Martin and 12 months for Mr. Beaton.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows information regarding outstanding equity awards held by the NEOs as of December 31, 2023.

	Option Awards (1)						Stock Awards (1)
Name	Number of Securities Underlying unexercised options (#) exercisable.		Number of underlying Securities unexercised options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(10)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights that have not Vested (#)(6)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(10)
Carey Chen	—		—		—	—	151,515	(5)	$675,757	57,159	(11)	$254,929
							376	(6)	$1,677	104,911	(9)	$467,903
Ryan Martin	1,728	(2)	—		177.80	2/25/2029	—		—	—		—

Mark Frost	1,152	(2)	2,304		177.80	2/25/2029	1,125	(7)	$5,018	20,194	(11)	$90,065
			22,033	(3)	12.00	4/3/2030	11,751	(8)	$52,409	—		—
Douglas Beaton	0		14,387	(4)	9.80	9/5/2030	14,387	(9)	$64,166	—		—

(1)
All awards reflected in this table were granted under the 2021 Omnibus Plan, except for Mr. Chen’s RSU and PRSU awards granted on October 23, 2023, which were made pursuant to inducement awards as described above.
(2)
The options vest in three equal annual installments starting on February 25, 2023, subject to the NEO’s continued service with the Company through each applicable vesting date.
(3)
The options vest in three equal annual installments starting on April 3, 2024, subject to the NEO’s continued service with the Company through each applicable vesting date.
(4)
The options vest in three equal annual installments starting on September 5, 2024, subject to the NEO’s continued service with the Company through each applicable vesting date.
(5)
These time-vested RSUs vest in full on October 23, 2026, subject to the NEO’s continued service with the Company through the vesting date.
(6)
These time-vested RSUs vest in full on December 23, 2024, subject to the NEO’s continued service with the Company through the vesting date.
(7)
These time-vested RSUs vest in three equal annual installments starting on February 25, 2023, subject to the NEO’s continued service with the Company through each applicable vesting date.
(8)
These time-vested RSUs vest in three equal annual installments starting on April 3, 2024, subject to the NEO’s continued service with the Company through each applicable vesting date.
(9)
These time-vested RSUs vest in three equal annual installments starting on September 5, 2024, subject to the NEO’s continued service with the Company through each applicable vesting date.
(10)
For purposes of this table, the market value of the awards is determined by multiplying the number of shares underlying the award by $4.46, the closing price of one share of Company Class A common stock on the last trading day of the year (December 29, 2023).
(11)
These figures represent outstanding performance-based RSUs that vest subject to the NEOs continued service through each of the following vesting events: (a) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 60%; (b) 25% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 80%; and (c) 50% of the RSUs will vest if the CORE Investors and the CORE Affiliates collectively Sell-Down an Investor Cumulative Sale Percentage equal to at least 95%.
(12)
This figure represents outstanding PRSUs that vest as described above under “Equity Incentive Awards – Sign-on Equity Awards.”

Potential Payments Upon Termination or Change in Control

Our NEOs are eligible for certain severance benefits, to the extent they agree to execute a separation agreement and general release of claims, in connection with a termination without Cause by the Company or a resignation for Good Reason (as each term is defined in the Severance Plan for Messrs. Chen, Martin and Beaton or the Frost Employment Agreement for Mr. Frost). In addition, Messrs. Chen, Martin, and Beaton are eligible for certain enhanced severance benefits if such termination without Cause or resignation for Good Reason occurs in the period from three months prior, to 12 months following, a Change in Control of the Company (as defined in the Severance Plan). The severance arrangements as summarized above under “Severance Plan” for Messrs. Chen, Martin, and Beaton and “Agreements with our NEOs” for Mr. Frost.

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

As previously disclosed, effective October 23, 2023, Mr. Martin ceased serving as Chief Executive Officer of the Company and separated from service on October 31, 2023. Pursuant to the separation agreement between Mr. Martin and the Company, Mr. Martin was eligible to receive (i) continued payment of his base salary for 18 months following his separation date, and (ii) a lump sum payment equal to the cost of 18 months of COBRA premiums. Any unvested equity-based incentive awards granted to Mr. Martin were forfeited as of his separation date, and any vested awards continued to be governed by the Company’s 2021 Omnibus Incentive Plan and the grant agreements pursuant to which such awards were granted.

Director Compensation

The following table provides information concerning the compensation of each non-employee director who served on Company’s Board of Directors (“Board”) in 2023, other than Carey Chen, the Company's current CEO, whose compensation for his pre-appointed director service is reported above in the "All Other Compensation" column on the Summary Compensation Table.

Name(1)
	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)(3)	Total ($)

TJ Chung(4)	—	—	—
John May(4)	—	—	—
Robert Nardelli	—	$124,044	$124,044
Dr. Caralynn Nowinski Collens	—	$121,550	$119,048
Adam DeWitt	$64,000	$119,048	$151,048
David Fisher	$50,000	$124,044	$149,044
Maria Green	—	$116,546	$116,546
Peter Leemputte	$50,000	$131,542	$156,542
(1)
Each individual became a non-employee director of Company on December 23, 2021.
(2)
Includes fees earned for service as members of the Special Committee in 2023, described in more detail below.
(3)
The amount reported in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted to our non-employee directors (other than Messrs. Chung and May), computed in accordance with ASC Topic 718 based on the closing price of one share of Company common stock on May 4, 2023. See Note 12, “Share-Based Compensation,” to the consolidated financial statements filed herewith in our 2023 Annual Report on Form 10-K for the assumptions made in determining these values. As described below under “Director Compensation Program,” each of our non-employee directors (other than Messrs. Chung and May) received an annual RSU grant (equal to $70,508) and a number of RSUs in lieu of the non-employee director’s regular cash fees (as detailed below), each awarded under the 2021 Omnibus Plan in connection with the directors 2023 Board service. As of December 31, 2023, our non-employee directors each held the following unvested equity awards:

Name	Time-Vesting RSUs (#)	Performance-Vesting RSU's (#)
TJ Chung	—	—
John May	—	—
Robert Nardelli	13,859	11,638
Dr. Caralynn Nowinski Collens	13,588	—
Adam DeWitt	13,316	—
David Fisher	13,859	—
Maria Green	13,044	—
Peter Leemputte	10,899	8,556
(4)
Messrs. Chung and May were not eligible for director compensation in 2023.

Director Compensation Program

We maintain a non-employee director compensation program, which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Company stock to further align their interests with those of our stockholders. For 2023, we revised the program to replace our cash retainers with RSU awards, and to reduce our annual equity retainers to reflect a Company-wide adjustment to annual equity awards. The revised terms of the program are as follows:

•
An annual equity retainer in lieu of the annual $50,000 cash retainer, equal to 5,435 RSUs;

•
An adjusted annual equity award for 2023 with a target grant date fair value equal to $54,050, granted at the annual meeting of the Company’s stockholders;
•
Annual equity retainers in lieu of the $20,000 for the chair of the audit committee (replaced with 3,174 RSUs), $15,000 for the chair of the compensation committee (replaced with 1,630 RSUs) and $10,000 for the chair of the nominating and corporate governance committee (replaced with 1,087 RSUs);
•
Annual equity retainers in lieu of the $10,000 for other members of the audit committee (replaced with 1,087 RSUs), $7,500 for other members of the compensation committee (replaced with 815 RSUs), and $5,000 for other members of the nominating and corporate governance committee (replaced with 543 RSUs); and
•
An additional equity retainer in lieu of the $50,000 for serving as our non-executive chair (replaced with 5,435 RSUs) and, if applicable, $20,000 for serving as our lead director (replaced with 3,174 RSUs).

In addition, in connection with their service relation to the Special Committee, starting on November 22, 2023, Messrs. Fisher and Leemputte received $25,000 per month in cash for serving as members of the committee and Mr. DeWitt received $32,000 per month in cash for serving as Chair of the committee.

Each initial grant of equity-based awards described above will vest in substantially equal annual installments on each of the first three anniversaries of the grant date and were awarded on December 23, 2021 to each of our non-employee directors (other than Messrs. Chung and May). Each annual grant of equity-based awards described above will vest in full on the first anniversary of the grant date, or in such other circumstances as set forth in the applicable award agreement. Upon closing of the Merger, unvested RSU awards received by non-employee directors that are subject to time-based vesting shall be forfeited, except for RSU's granted to the directors with respect to their service as such directors on May 4, 2023. Instead, if such awards remain unvested, they will vest and be eligible to receive Merger Consideration. Messrs. Chung and May, each affiliates of the CORE Investors, and Messrs. Chen and Ryan, the current and former Chief Executive Officer of the Company, respectively, are not entitled to receive any compensation for serving on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of Company common stock as February 20, 2024 by:

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

The percentages of beneficial ownership of Company common stock are based on 3,649,866 shares of Fathom Class A common stock and 3,327,379 shares of Fathom Class B common stock issued and outstanding as of February 20, 2024. Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Fathom common stock beneficially owned by them.

Name and Address of Beneficial Owners	Number of shares of Fathom Class A Common Stock	%	Number of shares of Fathom Class B Common Stock	%	% of Total Voting Power**
Directors and Executive Officers of Fathom
Carey Chen(1)(2)	73,283	*	—	—	*
TJ Chung(1)	—	—	—	—	—
Dr. Caralynn Nowinski Collens(1)(3)	14,990	*	—	—	*
Adam DeWitt(1)(4)	14,719	*	—	—	*
David Fisher(1)(5)	15,262	*	—	—	*
Mark Frost(1)(6)	8,129	*	—	—	*
Maria Green(1)(7)	14,447	*	—	—	*
Peter Leemputte(1)(8)	17,953	*	—	—	*
Ryan Martin(9)	—	—	—	—	—
John May(1)	4,289,901	64.1%	3,168,894	95.2%	62.3%
Robert Nardelli(1)(10)	18,548	*	—	—	*
Richard Stump(11)	562	*	—	—	*
All Directors and Executive Officers of Fathom as a Group (12 Individuals)	4,466,031	66.7%	3,168,894	95.2%	68.1%
Five Percent Holders
Altimar Sponsor II, LLC(13)	727,375	20.1%	—	—	10.6%
CORE Funds(13)	4,289,901	64.1%	3,168,894	95.2%	62.6%
Siguler Guff Funds(14)	831,732	23.6%	—	—	12.1%

* Less than one percent

** Percentage of total voting power represents voting power with respect to all Fathom Class A common stock and Fathom Class B common stock, as a single class

(1) The business address of the holder is 1050 Walnut Ridge Drive, Hartland, WI 53029.

(2) Includes 11,309 restricted stock units vesting on May 4, 2024, within 60 days.

(3) Includes 13,212 restricted stock units vesting on May 4, 2024, within 60 days.

(4) Includes 12,940 restricted stock units vesting on May 4, 2024, within 60 days.

(5) Includes 13,483 restricted stock units vesting on May 4, 2024, within 60 days.

(6) Includes 5,041 restricted stock units vesting on May 4, 2024, within 60 days.

(7) Includes 12,668 restricted stock units vesting on May 4, 2024, within 60 days.

(8) Includes 14,298 restricted stock units vesting on May 4, 2024, within 60 days.

(9) Effective October 23, 2023, Mr. Martin stepped down as Fathom’s Chief Executive Office and from Fathom’s Board.

(10) Includes 13,483 restricted stock units vesting on May 4, 2024, within 60 days.

(11) Effective March 30, 2023, Mr. Stump stepped down as Fathom’s Chief Commercial Officer.

(12) Information contained in the table above and this footnote is based on a Schedule 13G filed with the SEC on February 14, 2022 by Altimar Sponsor II, LLC (“Altimar”). Altimar is the beneficial owner of 727,375 shares, with sole voting power and sole dispositive power to all such shares. The business address of Altimar is 40 West 57th Street, 33rd Floor, New York, NY 10019. The number of shares of Class A Common Stock beneficially owned by this holder as reported in the Schedule 13G referred to above has been adjusted to reflect Fathom’s September 28, 2023 1-for-20 reverse stock split.

(13) Information contained in the table above and this footnote is based on a Schedule 13D/A filed with the SEC on February 20, 2024 by CORE Industrial Partners Fund I, L.P. (“CORE Fund I”) and CORE Industrial Partners Fund I Parallel L.P. (“CORE Parallel Fund I” and, collectively with CORE Fund I, the “CORE Funds”). CORE Industrial Fund Partners GP I, LLC (“CORE Fund I GP”) is the sole general partner of each of the CORE Funds. John May is the managing member of CORE Fund I GP. Consequently, Mr. May and CORE Fund I GP may be deemed the beneficial owners of the shares held by the CORE Funds. The CORE Funds are the beneficial owners of 4,289,901 shares, with shared voting and shared dispositive power over all such shares. The principal business address of each of the CORE Funds and CORE Fund I GP is 110 N. Wacker Drive, Suite 2200, Chicago, IL 60606. The principal business address of Mr. May is 201 South Biscayne Boulevard, Suite 1450, Miami, FL 33131. 319,317 shares of Class A common stock and New Fathom Units held by the CORE Funds that constitute Earnout Shares (as defined herein) are not reflected in the above table.

(14) Information contained in the table above and this footnote is based on (i) exchanges of New Fathom Units (as defined here), on a one-for-one basis for shares of Class A Common Stock that took place in June 2022, and (ii) a Schedule 13F filed with the SEC on February 15, 2023 by Siguler Guff Small Buyout Opportunities Fund III, LP (“SBOF III”), Siguler Guff Small Buyout Opportunities Fund III (F), LP (“SBOF III (F)”), Siguler Guff Small Buyout Opportunities Fund III (C), LP (“SBOF III (C)”), Siguler Guff Small Buyout Opportunities III (UK), LP (“SBOF III (UK)”), Siguler Guff HP Opportunities Fund II, LP (“SG HP”), and Siguler Guff Americas Opportunities Fund, LP (“SG Americas” and, together with SBOF III, SBOF III (F), SBOF III (C), SBOF III (UK) and SG HP the “SG Funds”). SBOF III, SBOF III (F) and SBOF III (C) are each controlled by Siguler Guff SBOF III GP, LLC (“SBOF III GP”). SBOF III (UK) is controlled by Siguler Guff SBOF III (UK) GP, LLP (“SBOF III (UK) GP”). SG HP is controlled by Siguler Guff HP II GP, LLC (“SG HP GP”). SG Americas is controlled by Siguler Guff Americas GP, LLC (“SG Americas GP” and together with SBOF III GP, SBOF III (UK) GP and SG HP GP, the “SG GPs”). Each of the SG GPs is controlled by its sole member, Siguler Guff Capital, LP, which is controlled by Andrew Guff and George Siguler. Consequently, the SG GPs, Siguler Guff Capital, LP,

Andrew Guff and George Siguler may be deemed the beneficial owners of the shares held by the SG Funds. The principal business address of SBOF III (UK) and SBOF III (UK) GP is 3rd Floor North Side Dukes Court, 32 Duke Street, St James’s, London SW1Y 6DF. The principal business address of the SG Funds (except for SBOF III (UK)), the SG GPs (except for SBOF III (UK) GP), Siguler Guff Capital, LP, Andrew Guff and George Siguler is 200 Park Ave, 23rd Floor, New York, NY 10166. The number of shares of Class A Common Stock beneficially owned by this holder as reported in the Schedule 13F referred to above has been adjusted to reflect Fathom’s September 28, 2023 1-for-20 reverse stock split.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2023, concerning shares of our Class A Common Stock authorized for issuance under the 2021 Omnibus Plan and the ESPP.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted average exercise price of outstanding options, warrants and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(4)
Equity compensation plans approved by security holders(1)	522,645	$36.68	273,835
Equity compensation plans not approved by security holders(2)	256,426	—	—
Total	779,071	$36.68	273,835

(1)
This row and column (a) include 312,991 time-vested RSUs and 140,798 PRSUs (which are reflected here at maximum (200%)) and 68,856 stock option awards granted under the 2021 Omnibus Plan.
(2)
This row and column (a) include 151,515 time-vested RSUs and 104,911 PRSUs made to Mr. Chen pursuant to equity-based inducement awards issued outside of the 2021 Omnibus Plan, in accordance with NYSE Listing Rule 303A.03, but which remain subject to substantially the same terms as awards made under such plan. The RSUs cliff vesting on October 23, 2026, subject to Mr. Chen’s continued service through the vesting date. The PRSUs will vest in six tranches, with each tranche subject to (i) the Company attaining certain stock price growth hurdles during certain performance periods for each tranche (described in the “Equity Incentive Award” section), and (ii) Mr. Chen's continued service through the later of (x) the fourth anniversary of October 23, 2023 and (y) the date on which a particular tranche’s stock price growth hurdle is attained, subject to certification of the Compensation Committee of the Company’s Board.
(3)
Column (b) reflects the weighted average exercise price of outstanding stock options. Outstanding RSUs and PRSUs are not included as such awards do not have an exercise price.
(4)
Column (c) includes 238,553 shares available for issuance under the 2021 Omnibus Plan and 35,282 shares available for issuance under the ESPP. Pursuant to the evergreen provision in the ESPP, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year of the Company beginning in 2022 in an amount equal to1% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year. As of January 1, 2024, an additional 35,264 shares of Class A Common Stock were added to the share reserve as pursuant to the evergreen provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “Related Person Transaction” is a transaction, arrangement, or relationship in which Fathom or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. A “Related Person” means:

•
any person who is, or at any time during the applicable period was, one of the Fathom’s officers or one of Fathom’s directors;
•
any person who is known by Fathom to be the beneficial owner of more than five percent (5%) of its voting stock;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and
•
any firm, corporation, or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

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

Other than as disclosed below, Fathom did not enter into any other related person transactions in 2023.

Amendment and Restatement of the Tax Receivable Agreement

In connection with the closing of the Business Combination, Fathom entered into the Tax Receivable Agreement ("TRA") by and among Fathom, Fathom OpCo, each of the Exchange TRA Parties (as defined in the TRA) party thereto, each of the Blocker TRA Parties (as defined in the TRA) party thereto and CORE Industrial Partners Management LP, in its capacity as TRA Party Representative (as defined in the TRA). Pursuant to the TRA, Fathom is required to pay 85% of certain tax benefits, if any, that it realizes (or in certain cases is deemed to realize) as a result of tax basis in certain assets and other tax attributes of Fathom or the Blockers (as defined in the TRA) at the time of the Business Combination, any increases in tax basis and other tax benefits related to the payment of cash consideration pursuant to the Business Combination Agreement and any increases in tax basis and other tax benefits resulting from any exchange of Class A common units in Fathom OpCo (“New Fathom Units”) for shares of Class A common stock or cash in the future or from any payment under the TRA.

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

On April 4, 2023, the TRA was amended and restated (the “Amended and Restated Tax Receivable Agreement”) by Fathom and the CORE Investors, which hold a controlling interest in Fathom. The purpose of the amendment and restatement was (i) the technical correction of an inadvertent omission from the original TRA of certain intended tax benefits to affiliates of the CORE Investors which directly or indirectly owned interests in Fathom OpCo prior to the Business Combination through entities taxed as C-corporations and (ii) to replace LIBOR with SOFR as the reference interest rate in the agreement for the several interest rates applicable under the agreement. The correction described in clause (i) of the immediately preceding sentence did not affect Fathom’s accounting for the Tax Receivable Agreement.

The Amended and Restated Tax Receivable Agreement was reviewed and approved by Fathom’s Audit Committee in accordance with Fathom’s related person transaction policy because the CORE Investors are “Related Persons” as defined under the policy and the amount of benefits potentially involved under the agreement exceeds $120,000.

The foregoing disclosure describing the Amended and Restated Tax Receivable Agreement is a summary of certain provisions of the agreement and is qualified in its entirety by reference to all of the provisions of such agreement. Because the description is only a summary of the Amended and Restated Tax Receivable Agreement, it does not necessarily contain all of the information that you may find useful. A copy of the Tax Receivable Agreement has been filed as Exhibit 10.1 of our Annual Report and is available electronically on the website of the SEC at www.sec.gov.

Director Independence

New York Stock Exchange (“NYSE”) listing standards require that a majority of our board of directors be independent, subject to the controlled company exception. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Dr. Nowinski Collens, Ms. Green and Messrs. DeWitt, Fisher, Leemputte and Nardelli are “independent” under the foregoing NYSE standard.

Immediately following the completion of the Business Combination, the CORE Investors beneficially owned approximately 63.1% of our Class A common stock and Class B common stock, which generally votes together as a single class on matters submitted to a vote of our stockholders, including the election of directors. The CORE Investors beneficially own approximately 63% of our Class A common stock and approximately 95% of our Class B common stock, as of April 20, 2024. Because more than 50% of the voting power for the election of directors of Fathom is held by the CORE Investors, Fathom is a “controlled company” under the NYSE listing requirements. If Fathom were to elect to take advantage of available listing requirement exemptions as a “controlled company” under the NYSE listing standards, Fathom would not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of the NYSE; (ii) a nominating committee consisting solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee consisting solely of independent directors; and (iv) director nominees selected, or recommended for our board’s selection, either by a majority of the independent directors or a nominating committee consisting solely of independent directors. Fathom may in the future elect to take advantage of the foregoing controlled company exemptions from the NYSE board and board committee independence requirements, but it has elected initially and presently to comply with the independence requirements applicable to non-controlled companies.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP ("GT") for the years ended December 31, 2023 and December 31, 2022.

	2023	2022
Audit fees(1)	$886,288	$953,349
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total Fees	$886,288	$953,349

(1)
"Audit fees" consist of fees and expenses billed for professional services rendered for the audit of our consolidated financial statements and services that are normally provided by GT in connection with regulatory filings.
(2)
Audit-related fees", if applicable, would consist of fees billed for assurance and related services that are reasonable related to performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees,” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay GT for such audit-related services and advice for the 2023 or 2022.
(3)
"Tax fees,” if applicable, would consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay GT for such tax services and advice for the 2023 or 2022.
(4)
All other fees" consist of fees billed for all other services. We did not pay GT for other services for 2023 or 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Our consolidated financial statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the Original Report.

Item 16. Form 10-K Summary.

None.

Exhibit Index

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

Fathom Digital Manufacturing Corporation

Date: April 29, 2024	By:	/s/ Carey Chen
Carey Chen
Chief Executive Officer