Form 10-Q
period 2024-03-31
Fathom Digital Manufacturing Corp
filed 2024-05-15
CIK 1836176

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were 3,540,421 shares of the registrant's Class A common stock outstanding and 3,327,379 shares of the registrant's vote-only, non-economic Class B common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward looking statements.” Statements regarding our expectations regarding our business are “forward looking statements.” In addition, words such as “estimates,” “projected,” “expects,” “estimated,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “would,” “future,” “propose,” “target,” “goal,” “objective,” “outlook” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and in our other periodic filings are not guarantees of future performance, conditions or results and are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under "Risk Factor Summary" Item 1A., "Risk Factors” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended by Amendment No.1 thereto (as amended the "2023 Form 10-K"). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We may face additional risks and uncertainties that are not presently known to us, or that we deem to be immaterial, which may also impair our business, financial condition, or prospects. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	Period Ended
	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Current assets
Cash	$2,276	$5,573
Accounts receivable, net (1)	20,730	21,518
Inventory	10,226	10,015
Prepaid expenses and other current assets	2,641	2,025
Total current assets	35,873	39,131
Property and equipment, net	43,041	46,277
Right-of-use lease assets, net	10,424	10,941
Intangible assets, net	228,737	233,272
Other non-current assets	142	142
Total assets	$318,217	$329,763
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$13,375	$9,018
Accrued expenses	8,658	7,780
Current lease liability	2,084	2,113
Other current liabilities	496	692
Current portion of debt, net	156,856	159,801
Total current liabilities	181,469	179,404
Fathom earnout shares liability	116	116
Sponsor earnout shares liability	20	20
Warrant liability	72	72
Noncurrent lease liability	8,664	9,199
Total liabilities	190,341	188,811
Commitments and Contingencies:
Contingently Redeemable Preferred Equity:
Redeemable non-controlling interest in Fathom OpCo	62,015	68,402
Shareholders' Equity:
Class A common stock, $0.0001 par value; 15,000,000 shares authorized; issued and outstanding 3,530,441 and 3,526,432 shares as of March 31, 2024 and December 31, 2023, respectively	-	-
Class B common stock, $0.0001 par value; 9,000,000 shares authorized; issued and outstanding 3,327,379 and 3,327,379 shares as of March 31, 2024 and December 31, 2023, respectively	-	-
Class C common stock, $0.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock, $0.0001 par value; 500,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid-in-capital	595,071	594,401
Accumulated other comprehensive loss	(107)	(107)
Accumulated deficit	(529,103)	(521,744)
Shareholders’ equity attributable to Fathom Digital Manufacturing Corporation	65,861	72,550
Total Liabilities, Shareholders’ Equity, and Redeemable Non-Controlling Interest	$318,217	$329,763

(1) Inclusive of allowance for expected credit losses of $635 and $575 as of March 31, 2024 and December 31, 2023, respectively

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands, except shares, and per share amounts)

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$29,195	$35,007
Cost of revenue (1) (2)	21,229	24,010
Gross profit	7,966	10,997
Operating expenses
Selling, general, and administrative	10,506	10,771
Depreciation and amortization	4,621	4,576
Restructuring	535	650
Property and equipment impairment	2,000	-
Total operating expenses	17,662	15,997
Operating loss	(9,696)	(5,000)
Interest expense and other expense (income)
Interest expense	4,229	3,470
Other expense	10	365
Other income	(11)	(6,610)
Total interest expense and other expense (income), net	4,228	(2,775)
Net loss before income tax	(13,924)	(2,225)
Income tax expense	17	55
Net loss	(13,941)	(2,280)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(6,582)	(3,911)
Net (loss) income attributable to controlling interest	(7,359)	1,631
Comprehensive (loss) income:
Comprehensive (loss) income, net of tax	$(7,359)	$1,631
Earnings per Share:
Net (loss) income per share attributable to shares of Class A common stock
Basic (3)	$(2.21)	$0.49
Diluted (3)	$(2.21)	$0.24
Weighted average Class A common shares outstanding
Basic (3)	3,329,639	3,352,386
Diluted (3)	3,329,639	6,806,212

(1)
Inclusive of $1,697 and $1,503 of depreciation and amortization for the three months ended March 31, 2024 and March 31, 2023, respectively;
(2)
Inclusive of $0 and $1,732 of cost of revenue related to inventory purchases from a related party for the three months ended March 31, 2024 and March 31, 2023, respectively;
(3)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares	Par Value ($0.0001 per share)	Number of Shares	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2024	3,526,432	$-	3,327,379	$-	$594,401	$(521,744)	$(107)	$72,550	$68,402
Net loss	-	-	-	-	-	(7,359)	-	(7,359)	(6,582)
Equity based compensation	-	-	-	-	865	-	-	865	-
Vesting of restricted shares, net of tax withholding	4,009	-	-	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	(195)	-	-	(195)	195
Balance at March 31, 2024	3,530,441	-	3,327,379	-	595,071	(529,103)	(107)	65,861	62,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statement of Shareholders' Equity and Redeemable Non-Controlling Interest

(Unaudited)

(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares
	Number of Shares (1)	Par Value ($0.0001 per share)	Number of Shares (1)	Par Value ($0.0001 per share)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity Attributable to Fathom	Redeemable Non-controlling Interest
Balance at January 1, 2023	3,290,438	$-	3,507,653	$-	$587,955	$(537,803)	$(107)	$50,045	$90,558
Equity based compensation	-	-	-	-	1,093	-	-	1,093	-
Net income (loss)	-	-	-	-	-	1,631	-	1,631	(3,911)
Vesting of restricted shares, net of tax withholding	13,874	-	-	-	-	-	-	-	-
Exchange of Class B common stock and Fathom OpCo units	173,014	-	(173,014)	-	-	-	-	-	-
Non-controlling interest remeasurement	-	-	-	-	4,477	-	-	4,477	(4,477)
Tax receivable agreement liability on capital transactions	-	-	-	-	(2,500)	-	-	(2,500)	-
Balance at March 31, 2023	3,477,326	$-	3,334,639	$-	$591,025	$(536,172)	$(107)	$54,746	$82,170
(1)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Fathom Digital Manufacturing Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net (loss) income attributable to controlling interest	$(7,359)	$1,631
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	6,318	6,079
Share-based compensation	865	1,093
Noncash lease expense, net	407	151
Bad debt expense	-	(108)
Property and equipment impairment	2,000	-
Non-controlling interest share of Fathom OpCo net loss	(6,582)	(3,911)
Change in fair value of Fathom earnout shares liability	-	(4,180)
Change in fair value of Sponsor earnout shares liability	-	(650)
Change in fair value of warrant liability	-	(1,780)
Change in fair value of tax receivable agreement	-	300
Amortization of debt financing costs	254	131
Changes in operating assets and liabilities that provided cash:
Accounts receivable	788	2,474
Inventory	(211)	(105)
Prepaid expenses and other assets	(616)	78
Accounts payable	4,089	(1,228)
Accrued liabilities and other	310	525
Net cash provided by operating activities	263	500

Cash Flows from Investing Activities
Purchase of property and equipment	(277)	(1,917)
Net cash used in investing activities	(277)	(1,917)

Cash Flows from Financing Activities
Proceeds from revolving credit facility, net	-	5,000
Payments on debt	(3,125)	(1,563)
Payments on finance leases	(82)	(80)
Payment of debt issuance costs	(76)	(524)
Net cash (used in) provided by financing activities	(3,283)	2,833

Net (decrease) increase in cash	(3,297)	1,416

Cash, beginning of period	5,573	10,713
Cash, end of period	$2,276	$12,129

Supplemental Cash Flows Information:
Cash paid for interest	$3,968	$3,060
Cash paid for taxes	17	433
Cash paid to related parties	-	2,112

Significant Non-Cash Transactions:
Property and equipment noncash transaction	$-	$788

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

Fathom OpCo was formed on April 16, 2021, as a limited liability company in accordance with the provisions of the Delaware Limited Liability Company Act, for the purpose of holding a 100 percent equity interest in MCT Group Holdings, LLC and its subsidiaries (“MCT Holdings”) and holding a 100 percent equity interest in Incodema Holdings, LLC and its subsidiaries (“Incodema Holdings”). Capitalized terms used but not otherwise defined herein have the meanings given to such terms in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Amendment No.1. thereto (the "2023 Form 10-K").

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Fathom Digital Manufacturing Corporation and all majority-owned subsidiaries and entities in which a controlling interest is maintained. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in our 2023 Form 10-K. The Company's annual reporting period is the calendar year.

In the Company’s opinion, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year. The preparation of financial statements in accordance with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates, judgments, and assumptions. Amounts in the prior years' unaudited condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

The unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay the $50,000 Term Loan Paydown (as defined below) due July 31, 2024 (or, if earlier, on the date the pending Merger (as defined below) is consummated or the date that the Merger Agreement (as defined below) and related transaction documents are terminated), the Company will need to obtain sufficient qualified equity capital or otherwise restructure or refinance the Company's Credit Agreement (the "Credit Agreement"). In connection with the execution of the Merger Agreement, CORE Industrial Partners Fund L.L.P. and CORE Industrial Partners Fund I Parallel. L.P. (the "CORE Investors") and their managing partner, an affiliate of CORE Industrial Partners, entered into that certain Equity Commitment Letter (the "Equity Commitment Letter")with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), including the Merger, the payment of the Term Loan Paydown and certain other payments. The CORE Investors’ obligations under the Equity Commitment letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied. If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company will need to obtain sufficient other qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions if the necessity arises; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying audited consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board's ("FASB") issued Accounting Standard Update ("ASU") ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual year end December 31, 2024 and all interim periods thereafter using a retrospective approach to all periods presented. Early adoption is permitted. The Company is evaluating the impact of this guidance on its disclosures.

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

Note 3. Immaterial Error Correction of Previously Issued Financial Statements

The Company has made certain adjustments to previously reported amounts for correcting immaterial errors in our consolidated financial statements as of and for the three months ended March 31, 2024. These adjustments corrected our cost of revenue and inventory for errors identified in the prior year inventory quantities, valuations, and reconciliations.

We evaluated these matters in accordance with SAB No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that their related impact was not material to the financial statements for any prior annual or interim periods. The Company will correct previously reported financial information for these immaterial matters in our future filings, as applicable.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

A summary of the adjustments to our prior period unaudited condensed consolidated statement of comprehensive income is presented below:

	Three Months Ended March 31, 2023
	As Reported	Adjustments	As Adjusted
Revenue	$35,007	$-	$35,007
Cost of revenue	23,062	948	24,010
Gross profit	11,945	948	10,997
Operating loss	(4,052)	948	(5,000)
Net loss before income tax	(1,277)	948	(2,225)
Income tax expense	55	-	55
Net loss	(1,332)	948	(2,280)
Net loss attributable to Fathom OpCo non-controlling interest	(3,447)	(464)	(3,911)
Net income (loss) attributable to controlling interest	2,115	(484)	1,631
Comprehensive income (loss):
Comprehensive income (loss), net of tax	$2,115	$(484)	$1,631
Earnings per Share:
Net income per share attributable to shares of Class A common stock
Basic (1)	$0.63	$-	$0.49
Diluted (1)	$0.31	$-	$0.24
Weighted average Class A common shares outstanding
Basic (1)	3,352,386	-	3,352,386
Diluted (1)	6,806,212	-	6,806,212
(1)
Periods presented have been adjusted to reflect the 20-for-1 reverse stock split effective on September 28, 2023. Additional information regarding the reverse stock split may be found in Note 2- Basis of Presentation.

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of cash flows.

	Three Months Ended March 31, 2023
	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net income (loss) attributable to controlling interest	$2,115	$(484)	$1,631
Adjustments to reconcile net income to net cash from operating activities:
Non-controlling interest share of Fathom OpCo net loss	(3,447)	(464)	(3,911)
Inventory	(1,053)	948	(105)
Net cash provided by operating activities	500	-	500
Net cash used in investing activities	(1,917)	-	(1,917)
Net cash provided by financing activities	2,833	-	2,833

Net increase in cash	1,416	-	1,416

Cash, beginning of period	10,713	-	10,713
Cash, end of period	$12,129	$-	$12,129

The following table presents the effect of the adjustments to our prior period unaudited condensed consolidated statement of shareholders' equity and redeemable non-controlling interest.

	March 31, 2023
	As Reported (1)	Adjustments	As Adjusted
Accumulated deficit	$(535,688)	$(484)	$(536,172)
Redeemable non-controlling Interest	82,634	(464)	82,170
Shareholders' equity attributable to Fathom	55,230	(484)	54,746
(1)
The As Reported amounts were impacted by the 2022 immaterial error corrections related to inventory as disclosed in the 2023 Form 10-K.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Substantially all of the Company’s Additive Manufacturing, CNC Machining, Urethane Casting, Precision Sheet Metal, and Chemical Etching contracts have a single performance obligation and is recognized on a point-in-time basis upon shipment. The majority of the Company’s injection molding contracts have multiple performance obligations including one obligation to produce the mold and sample part and a second obligation to produce production parts. For injection molding contracts with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Prior to March 31, 2023 the Company was not able to support over time revenue recognition for performance obligations to produce the mold and sample part and therefore recognized revenue for each performance obligation on a point-in time basis upon shipment. During 2023, the Company established additional processes and controls to support recognizing revenue using the input method basis for those performance obligations where appropriate on a go forward basis. This change in revenue recognition policy is immaterial to the overall financial statements included in this Form 10-Q.

The Company’s payments terms are consistent with industry standards and never exceed 12 months. The Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation.

Revenue by product line for the three months ended March 31, 2024 and March 31, 2023 as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Additive Manufacturing	$2,172	$3,588
Injection Molding	4,297	4,679
CNC Machining	11,549	14,230
Precision Sheet Metal	8,474	10,383
Ancillary Product Lines	2,703	2,127
Total revenue	$29,195	$35,007

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

The Company’s inventory consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw materials	$3,785	$3,950
Work in process	3,979	3,856
Finished goods	2,761	2,508
	10,525	10,314
Allowance for obsolescence	(299)	(299)
Total	$10,226	$10,015

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 6. Property and Equipment

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Estimated Useful Life
Machinery and equipment	$41,125	$43,045	6-10
Furniture and fixtures	4,251	3,743	10
Computer hardware	360	360	5
Property and leasehold improvements	7,198	7,164	3 - 23
Construction in progress	3,908	4,116	n/a
Auto / transportation equipment	318	318	3
Total	57,160	58,746
Accumulated depreciation	(14,119)	(12,469)
Total	$43,041	$46,277

Depreciation expense included in operating expenses was $301 and $256 for the three months ended March 31, 2024 and March 31, 2023, respectively. Depreciation expense included in cost of revenues was $1,482, and $1,288 for the three months ended March 31, 2024 and March 31, 2023, respectively.

For the three months ended March 31, 2024, the Company recorded a $2,000 impairment charge on machinery and equipment at our Miami Lakes facility. See Note 8. Restructuring, for additional information..

Note 7. Intangible Assets, net

Intangible assets, net consisted of the following:

	March 31, 2024
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(10,615)	$59,385	15
Customer relationships	180,000	(21,550)	$158,450	19
Developed software	4,300	(1,956)	$2,344	5
Developed technology	15,700	(7,142)	$8,558	5
Total intangible assets	$270,000	$(41,263)	$228,737

	December 31, 2023
	Gross	Accumulated Amortization	Net	Useful Life (in years)
Trade name	$70,000	$(9,448)	$60,552	15
Customer relationships	180,000	(19,181)	160,819	19
Developed software	4,300	(1,741)	2,559	5
Developed technology	15,700	(6,358)	9,342	5
Total intangible assets	$270,000	$(36,728)	$233,272

Aggregate amortization expense related to intangible assets was $4,535 and $4,535 for the three months ended March 31, 2024 and March 31, 2023, respectively. There are no intangible assets with indefinite useful lives.

The following table represents the estimated aggregate amortization expense for each of the five succeeding fiscal calendar years and thereafter.

Year ended	Total
Remaining 2024	$13,605
2025	18,140
2026	18,041
2027	14,140
2028	14,140
Thereafter	150,671
Total	$228,737

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 8. Reorganization

In 2022, the Company's Board of Directors approved a reorganization plan (the "Reorganization") designed to consolidate the Company's national footprint, streamline legacy leadership, and centralize core business functions.

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

On January 19, 2024, the Board of Directors of the Company authorized and directed management to close the Company’s Miami Lakes, Florida manufacturing facility as a result of persistent and continuing profitability challenges. The Company expects to incur pre-tax charges related to the closure totaling approximately $2,800, of which $2,535 were incurred through March 31, 2024, consisting of the $2,000 property and equipment impairment charge and $535 of accrued severance costs. We expect to record the remaining closure-related charges in the second quarter of 2024. The total cash expenditures associated with the closure are expected to be approximately $800. The facility in Miami Lakes, which is the subject of a lease expiring on May 31, 2024, currently employs approximately 50 people.

Reorganizing charges are presented on the face of our condensed consolidated statement of comprehensive (loss) income as an operating expense. For the three months ended March 31, 2024 and March 31, 2023, the Company has incurred costs associated with the Reorganization of $535 and $650, respectively.

The following table summarizes activity in the liability related to the Company's Reorganization plan.

Liability balance at December 31, 2023	$747
Charges	427
Payments	(187)
Liability balance at March 31, 2024	$987

The Reorganization liability is included as part of other current liabilities in the unaudited consolidated balance sheet and as of March 31, 2024 and consists of unpaid employee termination costs of $987.

As of March 31, 2024, the Company determined it is probable that certain long-lived assets at our Miami Lakes facility, namely machinery and equipment, were impaired. These long-lived assets were considered for held for sale classification, but the criteria were not met due to the continued completion of existing orders and as such the assets were not immediately available for sale. The Company performed a recoverability test and subsequently performed a discounted cashflow analysis, including anticipated proceeds from the sale of property and equipment, which resulted in us recording an impairment charge of $2,000 on machinery and equipment in the three months ended March 31, 2024.

Note 9. Warrant Liability

As of March 31, 2024, the Company had 431,216 Public Warrants outstanding with a fair value price of $0.00 per Public Warrant, and 495,000 Private Placement Warrants outstanding with a fair value price of $0.39 per Private Placement Warrant. Each reporting period the Public and Private Warrants are fair valued with the change in the fair value being recognized in the unaudited condensed consolidated statement of comprehensive loss. The change in the fair value was $0 and $1,780 for the three months ended March 31, 2024 and March 31, 2023, respectively, and is recognized in other income in the unaudited condensed consolidated statement of comprehensive loss.

On September 21, 2023, the New York Stock Exchange (“NYSE”) notified the Company, and on September 22, 2023, the Company publicly announced, that the NYSE had determined to (a) commence proceedings to delist the Company’s Warrants, each whole Warrant exercisable to purchase one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), at a price of $11.50 per share, and listed to trade on the NYSE under the symbol “FATH.WS”, and (b) immediately suspend trading in the Warrants due to “abnormally low” trading price levels. As such, the Public Warrants were determined to continue to have no value as of March 31, 2024.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The below table summarizes the number of outstanding Warrants and their fair values as of March 31, 2024 and December 31, 2023. See Note 16, Fair Value Measurement, for additional information.

	Fair Value	# of Warrants
March 31, 2024
Public Warrants	$-	431,216
Private Placement Warrants	$72	495,000

	Fair Value	# of Warrants
December 31, 2023
Public Warrants	$-	431,216
Private Placement Warrants	$72	495,000

Note 10. Debt

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and a $125,000 term loan (the “Term Loan”). The Company's borrowings under the revolving credit facility were $45,000 at March 31, 2024 and December 31, 2023, respectively. The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan which must be repaid (the “Term Loan Paydown”) no later than July 31, 2024 (or earlier in the circumstance described below). The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of Fathom OpCo and its subsidiaries.

The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan held by term lenders consenting to the Fourth Amendment (as defined below) which must be repaid (the “Term Loan Paydown”) no later than the earlier of July 31, 2024, the date on which the Merger Agreement and certain related agreements are terminated if the transactions contemplated by the Merger Agreement are not consummated or the date on which the transactions contemplated by the Merger Agreement are consummated. The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Due to this uncertainty, and the ability of our lenders to declare a default and exercise their right to accelerate repayment of our indebtedness under the Credit Agreement in the event of our failure to satisfy such obligations, all of our indebtedness under the Credit Agreement is classified as current portion of long-term debt as of March 31, 2024 and December 31, 2023. See Note 2. Basis of Presentation for additional information.

As previously disclosed, the Credit Agreement was amended in November 2022, March 2023, and November 2023, in each case to, among other things, modify certain financial covenants in the Credit Agreement.

On February 16, 2024, the Company entered into a Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to modify, among other things, certain financial covenants. In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA requirements as of and for periods ended December 31, 2023.

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

Further, the Fourth Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Credit Agreement (as defined in the Credit Agreement, “Liquidity”) to not be less than $6,000 as of the last day of any month ending on February 29, 2024 through and including December 31, 2024.

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

The Company recorded deferred financing costs of $76 for the three months ended March 31, 2024 in conjunction with the Credit Agreement and subsequent amendments and the applicable principal balances are presented within Long-Term debt, net on the Company's condensed consolidated balance sheets. The Company amortizes the deferred financing costs using the effective interest method.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The Company’s debt as of March 31, 2024, and December 31, 2023, is as follows:

	As of March 31, 2024		As of December 31, 2023
Debt Description	Interest Rate	Amount	Interest Rate	Amount
Credit Agreement Revolver	9.66%	$45,000	9.62%	$45,000
Credit Agreement Term Loan	9.68%	114,062	9.70%	117,187
Total principal long-term debt		159,062		162,187
Debt issuance costs		(2,206)		(2,386)
Total debt		156,856		159,801
Less: current portion of long-term debt		156,856		159,801
Long-term debt, net of current portion		$-		$-

Interest on all debt is payable in 90 day increments, with the unpaid amount due upon maturity. Interest expense associated with long-term debt was $4,222 and $3,470 for the three months ended March 31, 2024 and March 31, 2023, respectively. Included in interest expense, net on the accompanying unaudited consolidated statements of comprehensive income is amortization of debt issuance costs were $254 and $131 for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

Note 11. Other (Income) Expense

Other income and expense, net consists of the following for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended
	March 31, 2024	March 31, 2023
Change in fair value of TRA	$-	$300
Other	10	65
Other expense	$10	$365
Change in fair value of Earnout Shares	-	(4,830)
Change in fair value of Warrants	-	(1,780)
Other	(11)	-
Other income	$(11)	$(6,610)

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Stock Options

The following table represents stock option activity for the period ended March 31, 2024.

	Number of Shares	Weighted Average Exercise Price per Share	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	73,852	$36.68	6.05	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,728)	177.80	-	-
Expired	-	-	-	-
Non-vested at March 31, 2024	72,124	$33.30	5.95	$-

Exercisable at March 31, 2024	6,536	$171.88	4.92	$-

At March 31, 2024, there was approximately $531 of total unrecognized compensation cost related to unvested stock options granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.55 years as of March 31, 2024.

The Company uses authorized and unissued shares to satisfy share award exercises.

Restricted Stock Units

A summary of the status of the Company's restricted stock unit activity and the changes during the three months ended March 31, 2024 are as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2024	425,750	$95.17	$-
Granted	-	-	-
Vested	(5,148)	179.55	-
Forfeited	(4,120)	31.47	-
Non-vested at March 31, 2024	416,482	$94.60	$-

At March 31, 2024, there was approximately $2,210 of total unrecognized compensation cost related to unvested restricted stock units granted under the 2021 Omnibus Plan. That cost is expected to be recognized over a weighted average period of 1.26 years as of March 31, 2024.

Share Based Compensation Expense

Total stock based compensation expenses was $865 and $1,093 for the three months ended March 31, 2024 and 2023, respectively.

Employee Share Purchase Plan

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

Employees didn't purchase any shares of common stock under the ESPP during the three months ended March 31, 2024. As of March 31,2024, 35,282 shares remained available for future issuance under the ESPP.

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 13. Earnings Per Share

Basic net earnings per share is computed based on the weighted average number of common shares outstanding. Diluted net earnings per share is computed based on the weighted average number of common shares outstanding, increased by the number of any additional shares that would have been outstanding had any potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds from issuance of the potentially dilutive shares. For the purposes of the diluted earnings per share calculation for the three months ended March 31, 2024, share options, warrants, time vested restricted stock, earnout shares and conversion of Fathom OpCo units are excluded from the calculation for the year ended December 31, 2021, as the inclusion would be anti-dilutive due to the losses reported in the year.

Only the Company's Class A common stock participates in the Company’s undistributed earnings. As such, the Company’s undistributed earnings are allocated entirely to shares of Class A common stock based on the weighted Class A common stock outstanding.

The Company's basic and diluted earnings per share calculation is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	Class A	Class A
Numerator
Net loss	$(13,941)	$(2,280)
Less: Net loss attributable to non-controlling interests	(6,582)	(3,911)
Net (loss) income attributable to Class A common stock	$(7,359)	$1,631

Denominator
Basic - weighted-average shares outstanding	3,329,639	3,352,386
Effect of dilutive securities
Assumed exchange for shares of Class A common stock	-	3,453,826
Diluted - weighted-average shares outstanding:	3,329,639	6,806,212
Net (loss) income per share
Basic	$(2.21)	$0.49
Diluted	$(2.21)	$0.24

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

As of March 31, 2024, the Company had no outstanding shares of preferred stock, 3,530,441 outstanding shares of Class A common stock, 3,327,379 outstanding shares of Class B common stock, and no outstanding shares of Class C common stock.

The table below demonstrates the calculation of the comprehensive loss attributable to the non-controlling interest holders for the three months ended March 31, 2024.

	Three Months Ended
	March 31, 2024	March 31, 2023
Fathom OpCo comprehensive loss	$(13,566)	$(7,998)
Non-controlling interest percentage	48.5%	48.9%
Comprehensive loss attributable to noncontrolling interest	$(6,582)	$(3,911)

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

	Balance Sheet Location	March 31, 2024	December 31, 2023
Assets
Operating	Prepaid expenses and other current assets	$-	$63
Operating	Right-of-use operating lease assets, net	8,441	8,896
Financing	Right-of-use financing lease assets, net	1,983	2,045
Total lease assets		$10,424	$11,004
Liabilities
Current
Operating	Current operating lease liability	$1,848	$1,883
Financing	Current financing lease liability	236	230
Non-Current
Operating	Long-term operating lease liability	6,810	7,285
Financing	Long-term financing lease liability	1,854	1,914
Total lease liabilities		$10,748	$11,312

The following table sets forth our lease costs included in our unaudited condensed consolidated statement of comprehensive (loss) income:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$661	$789
Short-term lease cost	-	-
Financing lease cost:
Amortization of ROU assets	61	56
Interest on lease liabilities	30	32
Sublease income	-	(34)
Total lease costs	$752	$843

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (years)
Operating	6.0	6.0
Financing	6.9	7.9
Weighted-average discount rate
Operating	6.4%	5.6%
Financing	5.6%	5.6%

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Maturities of Leases

	Operating Leases	Financing Leases	Total
Remaining 2024	$1,765	$260	$2,025
2025	2,061	355	2,416
2026	1,634	358	1,992
2027	1,428	366	1,794
2028	902	362	1,264
Thereafter	2,905	838	3,743
Total future lease payments	10,695	2,539	13,234
Less: Discount	2,037	449	2,486
Present value of lease liability	$8,658	$2,090	$10,748

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

Level 3 — Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024.

	Fair Value Measurements as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$-	$-
Sponsor Earnout Shares Liability	-	-	20	20
Fathom Earnout Shares Liability	-	-	116	116
Warrant liability - Public Warrants	-	-	-	-
Warrant liability - Private Placement Warrants	-	-	72	72
	$-	$-	$208	$208

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023.

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Tax Receivable Agreement	$-	$-	$-	$-
Sponsor Earnout Shares Liability	-	-	20	20
Fathom Earnout Shares Liability	-	-	116	116
Warrant liability - Public Warrants	-	-	-	-
Warrant liability - Private Placement Warrants	-	-	72	72
	$-	$-	$208	$208

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

The following table presents a reconciliation of the beginning and ending balances of recurring Level 3 fair value measurements.

	Level 3 liabilities
	Tax Receivable Agreement liability	Sponsor Earnout shares liability	Fathom Earnout shares liability	Warrant liability – Public Warrants	Warrant liability – Private Placement Warrants	Total
Balance at December 31, 2023	$-	$20	$116	$-	$72	$208
Payments	-	-	-	-	-	$-
Net (gain) loss (1)	-	-	-	-	-	$-
Ending balance at March 31, 2024	$-	$20	$116	$-	$72	$208

(1) Net gains on changes in recurring Level 3 fair value measurements are recognized in Other expense or Other income in our unaudited condensed consolidated statement of comprehensive loss.

Valuation Methodologies for Fair Value Measurements Categorized within Level 3

Tax Receivable Agreement

As of December 31, 2023, the Company determined that making a future payment under the Tax Receivable Agreement ("TRA") was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state, and local income tax or franchise tax to require a payment under the TRA. As such the TRA liability balance was written off.

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

Warrants

The Public and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liability in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within a change in fair value of Warrant liabilities in the statement of operations.

During the third quarter of 2023, the Company's Public Warrants were delisted from the NYSE, see Note 9, Warrant Liability, for additional information. As such, the Public Warrants were determined to have no value as of March 31, 2024 and December 31, 2023.

The Private Placement warrants are valued using a Black-Scholes option pricing approach, which is considered to be a Level 3 fair value measurement. The volatility for the Private Placement warrants, a key input into the valuation, was estimated to be 97.0% based on the publicly traded per share price of the Company's Class A common stock as of March 31, 2024. Other key inputs into the valuation include a term of 2.98 years, a strike price of $230.00 per share, and an assumption that the Private Placement Warrants will remain outstanding until maturity since, unlike the Public Warrants, the Private Placement Warrants are not redeemable.

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

Fathom Digital Manufacturing Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share amounts)

Note 17. Income Taxes

The Company calculates the provision for income taxes during interim periods by applying an estimate of the forecasted annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The provision for income taxes was $17 for the three months ending March 31, 2024 compared to $55 for the three months ended March 31, 2023. The effective tax rate, including discrete items, was (0.12%) for the three months ended March 31, 2024 compared to (2.47%) for the three months ended March 31, 2023. The tax provision for the three months ended March 31, 2024 is impacted by the changes in valuation allowance and non-controlling interest not subject to taxes. The Company maintains a full valuation allowance on deferred tax assets and has recorded an immaterial amount of state taxes in the three months ended March 31, 2024 and March 31, 2023, respectively, which are reflected in our effective tax rates.

The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. For the three months ended March 31, 2024, the Company made no material adjustments to its assertion that deferred tax assets are not more likely than not to be realized.

As of March 31, 2024, the Company did not recognize income tax expense or benefits associated with uncertain tax positions.

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

	Period Ended March 31, 2024 Fathom OpCo Standalone	Period Ended December 31, 2023 Fathom OpCo Standalone
Total assets	$317,947	$329,493
Total liabilities	190,133	188,603
Total equity	127,814	140,890

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for our most recently completed fiscal year set forth under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Amendment No.1. thereto (the "2023 Form 10-K"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to those discussed in Item 1A “Risk Factors” of our 2023 Form 10-K and other filings under the Exchange Act.

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

Key Factors Affecting Our Results

Our financial position and results of operations depend to a significant extent on the following factors:

Industry Opportunity and Competitive Landscape

As discussed above, the market in which we operate is projected to grow, fueled by increased demand for additive manufacturing and continuing trends in customer outsourcing of production needs. We operate in a large, fragmented, and competitive industry, competing for customers with a range of digital manufacturers, digital manufacturing brokers, and regional design bureaus. We believe we are uniquely positioned as the only full-service outsourced solution built specifically to cater to the manufacturing needs of enterprise-level corporate customers. In particular, we believe we compare favorably to other industry participants on the basis of the following competitive factors:

•	Fathom offers a wide breadth of advanced manufacturing processes, including additive 2.0 and emerging technologies;

•	We have a proven track record of serving blue-chip, enterprise-level corporate customers;

•	We offer our clients turnaround times in as little as 24-hours, nationwide;

•	Our unified digital customer experience supplemented by with embedded support teams;

•	Fathom provides the industry’s only team of dedicated customer-facing engineers, unlocking the broadest parts envelope and providing customers with high-value customized parts;

•	Our list of certifications validates our capabilities and precision (tight tolerances, handling of sensitive client data, etc.); and

•

We possess a wealth of material expertise, technical design capabilities, and engineering resources which we leverage to deliver superior customer results regardless of manufacturing process and production material;

Customer Product Life Cycle and Connectivity

We believe that a number of trends affecting our industry have affected our results of operations and may continue to do so. For example, we believe that many of our target customers are facing three mega trends which are disrupting long-term product growth models including (i) increased pressure to shorten product life-cycles, (ii) manufactured parts on-demand, and (iii) expectation to deliver products that are personalized and customized to unique customer specifications. We believe we continue to be well positioned to benefit from these trends given our proprietary technology alignment with Industry 4.0 trends that enables us to automate and integrate processes involved in manufacturing custom parts. The COVID-19 pandemic has also impacted the manufacturing environment. For example, the pandemic accelerated the digitization of manufacturing as companies pivoted to a work-from-home and socially distanced manufacturing plant environment. As a result, the adoption of e-commerce was accelerated, which allows opportunity for us to provide valuable solutions to manufacturers looking to build resiliency in their supply chains through fast, on-demand manufacturers. While our business may be positively affected by these trends, our results may also be favorably or unfavorably impacted by other trends that affect product developer and engineer orders for custom parts in low volumes, including, among others, economic conditions, changes in product developer and engineer preferences or needs, developments in our industry and among our competitors, and developments in our customers’ industries. For a more complete discussion of the risks facing our business, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Amendment No.1. thereto (the "2023 Form 10-K").

Manufacturing Facilities and Capacity

We believe our combined facilities are adequate for our development and production needs in the near future. Should we need to add space or transition into new facilities, we believe we have the ability to expand our footprint on commercially reasonable terms.

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$29,195	$35,007
Cost of revenue	21,229	24,010
Gross profit	7,966	10,997
Operating expenses
Selling, general, and administrative	10,506	10,771
Depreciation and amortization	4,621	4,576
Restructuring	535	650
Property and equipment impairment	2,000	-
Total operating expenses	17,662	15,997
Operating loss	(9,696)	(5,000)
Interest expense and other (income) expense
Interest expense	4,229	3,470
Other expense	10	365
Other income	(11)	(6,610)
Total interest expense and other (income) expense, net	4,228	(2,775)
Net loss before income tax	(13,924)	(2,225)
Income tax expense	17	55
Net loss	(13,941)	(2,280)
Net loss attributable to Fathom OpCo non-controlling interest (Note 14)	(6,582)	(3,911)
Net (loss) income attributable to controlling interest	(7,359)	1,631
Comprehensive (loss) income:
Comprehensive (loss) income, net of tax	$(7,359)	$1,631

Revenue

Revenue for the three months ended March 31, 2024 was $29,195 compared to $35,007 for the three months ended March 31, 2023, a decrease of 16.6%. The year-over-year decline was driven by ongoing softness in the macro-economic environment and heightened competitive pressures, mainly impacting our precision sheet metal and CNC product lines.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $7,966, or 27.3% of revenue, compared to $10,997, or 31.4% of revenue, for the three months ended March 31, 2023. The decrease in gross profit was primarily driven by lower sales volume and the associated overhead absorption impacts.

Operating Expenses

Selling, general, and administrative ("SG&A") expenses were $10,506 and $10,771 for the three months ended March 31, 2024 and March 31, 2023, respectively. The $265, or 2.5%, decrease was primarily driven by reduced stock based compensation expense, lower headcount, and the impact of the Reorganization.

Depreciation and amortization expenses were $4,621 and $4,576 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Restructuring expenses were $535 and $650 for the three months ended March 31, 2024 and March 31, 2023, respectively.

Impairment charges of $2,000 for the three months ended March 31, 2024 relate to our Miami Lakes facility which we plan to close in the second quarter, and reflect the discounted cash flows, which includes anticipated proceeds from the sale of property and equipment, of the long-lived assets less their previous carrying value.

Operating Loss

Operating loss was $9,696 and $5,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. The higher operating loss was primarily driven by lower revenue and the associated margins discussed above, as well as the impairment charge at our Miami facility.

Interest Expense and Other Expense (Income)

Interest expense was $4,229 and $3,470 for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase in interest expense is primarily due to a 1.0% rise in interest rates on our total debt as well as an additional $3,000 in borrowing on our revolving credit facility since March 2023.

Other income was $11 and $6,610 for the three months ended March 31, 2024 and March 31, 2023, respectively. The decrease in other income of $6,599 represents the changes in fair value in the earnout share liabilities and the warrant liability during the three months ended March 31, 2023, of $4,830 and $1,780, respectively, due to a decrease in the Company's share price.

Income Taxes

We recorded a tax expense of $17 and $55 for the three months ended March 31, 2024 and March 31, 2023, respectively. For the three months ended March 31, 2024, our income tax expense was impacted by the changes in valuation allowance and non-controlling interest not subject to taxes. For the three months ended March 31, 2023, our income tax expense was impacted by permanent differences with respect to gains and losses recorded on the fathom earn-out share liability, sponsor share earn-out liability and warrant liabilities, partially offset by the changes in valuation allowance and non-controlling interest not subject to taxes.

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

The table below presents our Adjusted Net Loss reconciled to our net loss, the most directly comparable U.S. GAAP measure, for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(13,941)	$(2,280)
Stock compensation	865	1,093
Restructuring expense	535	650
'Property and equipment impairment	2,000	-
Change in fair value of warrant liability (1)	-	(1,780)
Change in fair value of earnout share liabilities(1)	-	(4,830)
Change in fair value of TRA liability (1)	-	300
Integration, non-recurring, non-operating, cash, and non-cash costs(2)	2,264	395
Adjusted net loss	$(8,277)	$(6,452)

(1) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(2) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs and severance.

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

The table below presents our Adjusted EBITDA reconciled to net loss, the most directly comparable U.S. GAAP measure, for the periods indicated.

	Three Months Ended
	March 31, 2024	March 31, 2023
Net loss	$(13,941)	$(2,280)
Depreciation and amortization	6,318	6,079
Interest expense, net	4,229	3,470
Income tax expense	17	55
Stock compensation	865	1,093
Restructuring expense	535	650
'Property and equipment impairment	2,000	-
Change in fair value of warrant liability(1)	-	(1,780)
Change in fair value of earnout share liabilities(1)	-	(4,830)
Change in fair value of TRA (1)	-	300
Integration, non-recurring, non-operating, cash, and non-cash costs(2)	2,264	395
Adjusted EBITDA	$2,287	$3,152

(1) Represents the impacts from the change in fair value related to both the earnout share liabilities, the warrant liabilities, and the TRA liability;

(2) Represents adjustments for other integration, non-recurring, non-operating, cash, and non-cash costs related primarily to integration costs and severance.

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

We had $2,276 in cash as of March 31, 2024. We believe our operating cash flows, together with our unsecured promissory note described below, amounts available under the Credit Agreement and our cash on hand, will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next 12 months; assuming that the funding from Parent as contemplated by the Equity Commitment Letter is obtained, or if not, we are otherwise able to obtain on acceptable terms additional qualified equity capital sufficient to permit us to make the Term Loan Paydown when due.

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

Cash Flow Analysis

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash provided by (used in) :
Operating Activities	$263	$500
Investing Activities	(277)	(1,917)
Financing Activities	(3,283)	2,833

Operating Activities

Net cash provided by operating activities was $263 for the three months ended March 31, 2024 compared to net cash provided by operating activities of $500 for the three months ended March 31, 2023. This decrease of $237 is primarily due to a larger operating loss.

Investing Activities

Cash used in investing activities was $277 for the three months ended March 31, 2024 compared to $1,917 for the three months ended March 31, 2023. The decrease of $1,640 was driven by a reduction in capital expenditures for the three months ended March 31, 2024.

Financing Activities

Cash used by financing activities was $3,283 for the three months ended March 31, 2024 compared to cash provided by financing activities of $2,833 for the three months ended March 31, 2023. Cash used by financing activities for the three months ended March 31, 2024 was driven by payments on the term loan of $3,215. Proceeds provided by financing activities for the three months ended March 31, 2023 came from a $5,000 draw on the revolver facility, partially offset by payments made on the term loan and the debt issuance costs.

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

If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, our cash on hand, cash flows from operating activities and other presently available capital resources will not be sufficient to permit us to make the Term Loan Paydown. Accordingly, in such circumstances, we will need to obtain sufficient qualified equity capital (or otherwise restructure or refinance our indebtedness) in order to make the Term Loan Paydown and to continue to fund our ongoing operations. We may not be able to obtain such necessary additional equity capital or to effect other alternative measures to permit us to make the Term Loan Paydown when due. In such event, we would be in default under the Credit Agreement, and the lenders could terminate their commitments to loan money under the revolving credit facility, declare all outstanding principal and interest under the Credit Agreement to be due and payable, and foreclose against the assets securing our borrowings, and we could be forced into bankruptcy or liquidation. In the event that the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company intends to explore possible capital transactions that would provide the Company with the necessary resources to make the Term Loan Paydown when due; however, there can be no assurance that such efforts will be successful in accessing the necessary capital or executing alternative measures to satisfy the Term Loan Paydown requirement.

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

Borrowings and Lines of Credit

Credit Agreement

On December 23, 2021, Fathom OpCo entered into the Credit Agreement, which included a $50,000 revolving credit facility and a $125,000 term loan (the “Term Loan”). The Company's borrowings under the revolving credit facility were $45,000 at March 31, 2024 and December 31, 2023, respectively. The loans borrowed under the Credit Agreement will mature in December 2026, except for $50,000 principal amount of the Term Loan which must be repaid (the “Term Loan Paydown”) no later than July 31, 2024 (or earlier in the circumstance described below). The Company expects to be able to satisfy the obligations relating to the Term Loan Paydown, but there is no assurance that it will be successful. Due to this uncertainty, and the ability of our lenders to declare a default and exercise their right to accelerate repayment of our indebtedness under the Credit Agreement in the event of our failure to satisfy such obligations, all of our indebtedness under the Credit Agreement is classified as current portion of long-term debt as of December 31, 2023. See Note 2. Basis of Presentation for additional information.

As previously disclosed, the Credit Agreement was amended in November 2022, March 2023, and November 2023, in each case to, among other things, modify certain financial covenants in the Credit Agreement.

The Company entered into the Fourth Amendment to the Credit Agreement (the "Fourth Amendment") to modify, among other things, certain financial covenants. In addition, the Fourth Amendment waived any default or event of default arising under the Credit Agreement relating to, among other things, the failure to comply with certain minimum EBITDA requirements as of and for periods ended December 31, 2023.

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

Further, the Fourth Amendment requires the Company’s minimum unrestricted cash and cash equivalents on account, together with the amounts available to be drawn under the revolving credit facility under the Credit Agreement (as defined in the Credit Agreement, “Liquidity”) to not be less than $6,000 as of the last day of any month ending on February 29, 2024 through and including December 31, 2024.

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

Going Concern Consideration

The unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To satisfy the obligation to pay the $50,000 Term Loan Paydown due July 31, 2024 (or, if earlier, on the date the pending Merger is consummated or the date that the Merger Agreement and related transaction documents are terminated), the Company will need to obtain sufficient qualified equity capital or otherwise restructure or refinance the Company's Credit Agreement (the "Credit Agreement"). In connection with the execution of the Merger Agreement, CORE Industrial Partners Fund L.L.P. and CORE Industrial Partners Fund I Parallel. L.P. (the "CORE Investors") and their managing partner, an affiliate of CORE Industrial Partners, entered into that certain Equity Commitment Letter (the "Equity Commitment Letter") with Parent whereby they agreed, subject to the terms and conditions thereof, to provide equity financing to Parent in the aggregate amount set forth therein to facilitate consummation of the Transactions (as defined in the Merger Agreement), including the Merger, the payment of the Term Loan Paydown and certain other payments. The CORE Investors’ obligations under the Equity Commitment letter are subject to certain terms and conditions, including consummation of the pending Merger, and there is no assurance that such terms and conditions will be satisfied. If the funding of Parent as contemplated by the Equity Commitment Letter is not obtained, the Company will need to obtain sufficient other qualified equity capital or otherwise restructure or refinance the Credit Agreement. At this time, we expect to be able to successfully complete one of these actions if the necessity arises; however, there is no assurance that we will be successful, and our inability to obtain such capital or complete such actions would likely have a material adverse effect on the Company. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the accompanying audited consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Actual tax benefits realized by Fathom may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors. As of December 31, 2023, the Company determined that making a future payment under the TRA was not probable because the Company does not believe it will have sufficient taxable income to utilize deductions of certain tax attributes that would generate cash savings in U.S. federal, state and local income tax or franchise tax to require a payment under the TRA. As a result, the Company remeasured the TRA liability at zero in the consolidated balance sheets and recorded a gain of $28,270 in the consolidated statements of operations for the fiscal year ended December 31, 2023. At March 31, 2024, the assessment and position remains the same and the TRA liability continues to be valued at zero.

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

On February 16, 2024, and in connection with the execution of the Merger Agreement, the TRA was further amended by the Company, Fathom OpCo and the other parties signatory thereto. As so amended, the TRA will automatically terminate in full without any payment, including any Tax Benefit Payment or Early Termination Payment (each capitalized term as defined in the TRA), upon the consummation of the Merger, and the Merger will not constitute a Change of Control (as defined in the TRA) thereunder. The consummation of the Merger is subject to the satisfaction or waiver (if permitted) of certain customary conditions as set forth in the Merger Agreement, and there is no assurance that the Merger will be consummated or upon the timetable presently contemplated.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. See Note 2—Significant Accounting Policies in the notes to our audited consolidated financial statements in the Company's 2023 Form 10-K describes the significant accounting policies used in preparation of the unaudited condensed consolidated financial statements. We believe that the most complex and sensitive judgments, because of their potential significance to the unaudited condensed consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are described subsequently. Actual results could differ from management’s estimates.

Impact of Changes in Accounting on Recent and Future Trends

In November 2023, the Financial Accounting Standards Board's ("FASB") issued Accounting Standard Update ("ASU") ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The Company is required to adopt this guidance for its annual year end December 31, 2024 and all interim periods thereafter using a retrospective approach to all periods presented. Early adoption is permitted. The Company is evaluating the impact of this guidance on its disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our 2023 Form 10-K. Our exposures to market risk have not changed materially since December 31, 2023.

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

We have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, with the participation, and under the supervision, of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were ineffective to the extent of the material weaknesses described below:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified the material weaknesses in our internal controls as noted above under "Evaluation of Disclosure Controls and Procedures."

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may from time to time be involved in litigation and claims incidental to the conduct of our business. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Fathom's financial results in any particular period. See Note 18 "Commitments and Contingencies" for additional information.

Item 1A. Risk Factors.

Some factors that could cause our actual results to differ materially from those results in this report are described as risks in our 2023 Form 10-K. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows. As of the date of this report, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K. We may, however, disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.3†

Agreement and Plan of Merger, dated as of February 16, 2024, by and among Fathom Digital Manufacturing Intermediate, LLC , Fathom Digital Manufacturing Merger Sub, Inc., Fathom Digital Manufacturing Merger Sub 2, LLC, Fathom Holdco, LLC, and Fathom Digital Manufacturing Corporation (incorporated by reference to Exhibit 2.1 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.1†

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

10.2

Amendment No. 1, dated as of February 16, 2024 to the Amended and Restated Tax Receivable Agreement, dated as of April 4, 2023, by and among Fathom Digital Manufacturing Corporation, Fathom Holdco, LLC, and certain other parties thereto (incorporated by reference to Exhibit 10.2 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.3

Amendment No. 1, dated as of February 16, 2024 to the Second Amended and Restated Limited Liability Agreement of Fathom Holdco, LLC dated as of December 23, 2021 (incorporated by reference to Exhibit 10.3 to Fathom’s Current Report on Form 8-K filed with the SEC on February 20, 2024).

10.4

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

Fathom Digital Manufacturing Corporation

Date: May 15, 2024	By:	/s/ Carey Chen
Carey Chen
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Mark Frost
Mark Frost
Chief Financial Officer